Form 10QSB
period 2005-03-31
HAN LOGISTICS INC
filed 2005-06-27
CIK 1132509

U. S. Securities and Exchange Commission
                     Washington, D. C. 20549

                          FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

               For the transition period from to

                 Commission File No. 333-54002

                       HAN LOGISTICS, INC.
                       -------------------
(Exact name of Small Business Issuer as specified in its Charter)


        NEVADA                                        88-0435998
        ------                                        ----------
(State or Other Jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                   Identification No.)

                        5925 Starcrest Avenue
                         Reno, Nevada 89523
                        ---------------------
              (Address of Principal Executive Offices)


           Issuer's Telephone Number: (775) 787-7483

Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter Period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

           APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
              PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Not applicable.

Check whether the Registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes      No

Not applicable.

                 APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                             2,000,000
                          March 31, 2005

                PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management, and commence on the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant for the periods then ended.

                       HAN LOGISTICS, INC.
                 [A Development Stage Company]
                    Balance Sheet - Unaudited
                          March 31, 2005


ASSETS


Current Assets:

    Cash in bank                                                $    621
    Prepaid professional fees                                      2,365
                                                                --------
       Total Current Assets                                        2,986
                                                                --------
           Total Assets                                         $  2,986
                                                                ========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities:
  Current Liabilities:
  Accounts payable                                              $  1,913
  Accounts payable-related party                                  22,087
  Accrued interest payable-shareholders                            5,007
                                                                --------
       Total Current Liabilities                                  29,007
                                                                --------
           Total Liabilities                                      29,007


Stockholders' Deficit:

 Common Stock -- 50,000,000 shares authorized having a
  par value of $.001 per share; 2,000,000 shares issued
  and outstanding                                                 2,000
 Additional Paid-in Capital                                      25,000
 Deficit accumulated during the development stage               (53,021)
                                                               --------
      Total Stockholders' Deficit                               (26,021)
                                                               --------
           Total Liabilities and Stockholders' Deficit         $  2,986
                                                               ========

    Unaudited - See accompanying notes to financial statements

                      HAN LOGISTICS, INC.
                 [A Development Stage Company]
              Statements of Operations - Unaudited
For the three month periods ended March 31, 2005 and 2004 and for the period from Inception [July 1, 1999] through March 31, 2005


                                        Three        Three
                                        Months       Months        7/1/99
                                        Ended        Ended         through
                                        3/31/05      3/31/04       3/31/05

Revenues                                $     0      $     0       $  9,481

Revenues - Related Party                      0            0          1,200
                                        -------      -------       --------
Total Revenues                                0            0         10,681

General and administrative expenses       2,331           52         57,967
                                        -------      -------       --------
    Net loss from operations             (2,331)         (52)       (47,286)

Other Income(Expense)

  Interest expense                         (345)        (316)        (5,735)
                                        -------      -------       --------
     Total Other Income(Expense)           (345)        (316)        (5,735)

Net loss before taxes                    (2,676)        (368)       (53,021)

     Income taxes                             0            0              0
                                        -------      -------       --------
Net Loss                                $(2,676)     $  (368)      $(53,021)
                                        =======      =======       ========


Loss Per Share-Basic and Diluted        $ (0.01)     $ (0.01)      $  (0.01)
                                        =======      =======       ========

Weighted Average Shares Outstanding
- Basic and Diluted                    2,000,000    2,000,000     2,000,000
                                       =========    =========     =========

    Unaudited - See accompanying notes to financial statements

                       HAN LOGISTICS, INC.
                  [A Development Stage Company]
                     Statements of Cash Flows - Unaudited
For the three month periods ended March 31, 2005 and 2004, and for the period from Inception [July 1, 1999] through March 31, 2005

                                        Three        Three
                                        Months       Months        7/1/99
                                        Ended        Ended         through
                                        3/31/05      3/31/04       3/31/05

Cash Flows from Operating Activities


Net Loss                                $(2,676)      $  (368)     $(53,021)

Adjustments to reconcile net income to
net cash provided by operating
activities:

   (Increase)/decrease in accounts
   receivable                             1,575             0             0
   (Increase)/decrease in prepaid
   expenses                              (2,365)            0        (2,365)
   Increase/(decrease) in accounts
   payable                               (5,383)          316         1,913
   Increase/(decrease) in interest
   payable                                  345             0         5,007
                                        -------       -------      --------
      Net Cash from Operating Activities (8,504)          (52)      (48,466)

Cash Flows From Financing Activities

   Proceeds from borrowing                8,300           230        22,087
   Proceeds from sale of stock                0             0        27,000
                                        -------       -------      --------
      Net Cash from Financing Activities  8,300           230        49,087

Net Increase/(Decrease) in Cash            (204)          178           621

Beginning Cash Balance                      825            28             0
                                        -------       -------      --------
Ending Cash Balance                     $   621       $   206      $    621
                                        =======       =======      ========

Supplemental Disclosure of Cash Flow
Information:

 Cash paid during the year for interest $     0       $     0      $      0
 Cash paid during the year for income
 taxes                                        0             0             0


        Unaudited - See accompanying notes to financial statements

                            HAN LOGISTICS, INC.
                     [A Development Stage Company]
                Notes to the Financial Statements - Unaudited
                              March 31, 2005


Preliminary Note

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's financial statement audit for the year ended December 31, 2004.

Note 1 - Liquidity and Going Concern

The Company has minimal assets, has accumulated losses through the date of these financial statements and does not anticipate generating sufficient cash flows from operations to meet the Company's cash requirements. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company's ability to accomplish its business strategy and to ultimately achieve profitable operations is dependent upon its ability to obtain additional financing and execute its business plan. There can be no assurance that the Company will be able to obtain additional funding, and if available, that the Company will obtain the funding on favorable terms. Management plans include exploring several funding options and expects to raise additional capital through private placement. Ultimately, the Company will need to achieve profitable operations in order to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

We propose to develop, market and deliver logistical analysis, problem-solving and other logistics services to business customers. Han Logistics is in the development stage and, to date, management has devoted substantially all of their time and effort to organizational and financing matters. Through the date hereof, we have not yet generated service revenue, and we have realized a net loss from operations. For the three months ended March 31, 2005, and March 31, 2004, we had no revenues and a net loss of ($2,331) and ($52), respectively. And for the period from inception through March 31, 2005, we had $10,681 in revenue and a net loss of ($47,286). Operating expenses for the three months ended March 31, 2005 and 2004, and the period from inception through March 31, 2005, included offering costs, representing the legal fees and expenses of our offering, of $2,331, $52 and $57,967, respectively. If our offering is successful, we expect that the offering proceeds will satisfy our cash requirements for at least the next year and that it will not be necessary, during that period, to raise additional funds to meet the expenditures required for operating our business. We will employ a marketing specialist on a per project basis and a part-time bookkeeper with $9,000 of the anticipated offering proceeds. In the event of the maximum offering, we will move our offices from the residence of our President, purchase certain computer equipment and rent certain office equipment. We do not anticipate the performance of any research and development during the next twelve months.

There can be no assurance that we will achieve commercial acceptance for any of our proposed logistics services in the future; that future service revenue will materialize or be significant; that any sales will be profitable; or that we will have sufficient funds available for further development of our proposed services. The likelihood of our success will also depend upon our ability to raise additional capital from equity and/or debt financing to overcome the problems and risks described herein; to absorb the expenses and delays frequently encountered in the operation of a new business; and to succeed in the competitive environment in which we will operate. Although management intends to explore all available alternatives for equity and/or debt financing, including, but not limited to, private and public securities offerings, there can be no assurance that we will be able to generate additional capital. Our continuation as a going concern is dependent on our ability to generate sufficient cash flow to meet our obligations on a timely basis and, ultimately, to achieve profitability.

Financial Condition, Capital Resources and Liquidity.
-----------------------------------------------------

As of March 31, 2005, we had total cash assets of $621. We had total current liabilities of $29,007 and working capital of ($26,021) as of March 31, 2005. As of March 31, 2005, our total stockholders' deficit was ($26,021), including deficits accumulated during the development stage of ($53,021). We have presented our financial statements on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. However, we have noted that we have been in the development stage since our inception on July 1, 1999; realization of a major portion of the assets is dependent upon our ability to meet our future financing requirements; and the success of future operations is not assured. These factors raise substantial doubt about our ability to continue as a going concern. Our future success will be dependent upon our ability to provide effective and competitive logistical analysis, problem-solving and other logistics services that meet customers' changing requirements. Should Han Logistics' efforts to raise additional capital through equity and/or debt financing fail, Ms. Amee Han Lombardi, our President/Secretary/Treasurer, is expected to provide the necessary working capital so as to permit us to continue as a going concern. While Ms. Han Lombardi has the capacity to fund us at least until we receive the proceeds from our offering, she has no obligation to do so.

Item 3.   Controls and Procedures.

          As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President and Secretary, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our President and Secretary concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

                  PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None; not applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None; not applicable.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of our Company's security holders during this quarter.

Item 5. Other Information.

None; not applicable.

Item 6. Exhibits.

31  Certification of Amee Han Lombardi

32   302 Certification


                          SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 24, 2005                    HAN LOGISTICS, INC.
                                       (Registrant)


                                       By:/s/Amee Han Lombardi
                                          -----------------------------------
                                          Amee Han Lombardi,
                                          President/Secretary/Treasurer


                                          By:/s/Michael Vardakis
                                          ------------------------------------
                                          Michael Vardakis
                                          Director