Form 10QSB
period 2005-09-30
HAN LOGISTICS INC
filed 2005-11-14
CIK 1132509

U. S. Securities and Exchange Commission
                     Washington, D. C. 20549

                          FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).  Yes      No X
                                        ---     ---

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

                             2,000,000
                        September 30, 2005

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

                       HAN LOGISTICS, INC.
                 [A Development Stage Company]
              Condensed Balance Sheet - Unaudited
                       September 30, 2005


ASSETS


Current Assets:

    Cash in bank                                                $  2,151
                                                                --------
       Total Current Assets                                        2,151
                                                                --------
           Total Assets                                         $  2,151
                                                                ========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities:
  Current Liabilities:
  Accounts payable                                              $  2,637
  Accounts payable-related party                                  27,487
  Accrued interest payable-shareholders                            6,247
                                                                --------
       Total Current Liabilities                                  36,371
                                                                --------
           Total Liabilities                                      36,371


Stockholders' Deficit:

 Common Stock -- 50,000,000 shares authorized having a
  par value of $.001 per share; 2,000,000 shares issued
  and outstanding                                                 2,000
 Additional Paid-in Capital                                      25,000
 Deficit accumulated during the development stage               (61,220)
                                                               --------
      Total Stockholders' Deficit                               (34,220)
                                                               --------
           Total Liabilities and Stockholders' Deficit         $  2,151
                                                               ========

    Unaudited - See accompanying notes to financial statements

                      HAN LOGISTICS, INC.
                 [A Development Stage Company]
          Condensed Statements of Operations - Unaudited
For the three month periods ended September 30, 2005 and 2004


                                        Three        Three
                                        Months       Months
                                        Ended        Ended
                                        9/30/05      9/30/04

Revenues                                $     0      $     0
Revenues - Related Party                      0            0
                                        -------      -------
Total Revenues                                0            0

General and administrative expenses       3,303          516
                                        -------      -------
    Net loss from operations             (3,303)        (516)

Other Income(Expense)

  Interest Income                             0            0

  Interest expense                         (687)        (345)
                                        -------      -------
     Total Other Income(Expense)           (687)        (345)

Net loss before taxes                    (3,990)        (861)

     Income taxes                             0            0
                                        -------      -------
Net Loss                                $(3,990)     $  (861)
                                        =======      =======


Loss Per Share-Basic and Diluted        $ (0.01)     $ (0.01)
                                        =======      =======

Weighted Average Shares Outstanding
- Basic and Diluted                    2,000,000    2,000,000
                                       =========    =========

    Unaudited - See accompanying notes to financial statements

                      HAN LOGISTICS, INC.
                 [A Development Stage Company]
             Condensed Statements of Operations - Unaudited
For the nine month periods ended September 30, 2005 and 2004 and for the period from Inception [July 1, 1999] through September 30, 2005

                                                                     From
                                        Nine          Nine         Inception
                                        Months       Months        7/1/99
                                        Ended        Ended         through
                                        9/30/05      9/30/04       9/30/05

Revenues                                $     0      $     0       $  9,481

Revenues - Related Party                      0            0          1,200
                                        -------      -------       --------
Total Revenues                                0            0         10,681

General and administrative expenses       9,292          600         64,928
                                        -------      -------       --------
    Net loss from operations             (9,292)        (600)       (54,247)

Other Income(Expense)

  Interest Income                             1            0              1

  Interest expense                       (1,584)      (1,073)        (6,974)
                                        -------      -------       --------
     Total Other Income(Expense)         (1,583)      (1,073)        (6,973)

Net loss before taxes                   (10,875)      (1,673)       (61,220)

     Income taxes                             0            0              0
                                        -------      -------       --------
Net Loss                               $(10,875)     $(1,673)      $(61,220)
                                        =======      =======       ========


Loss Per Share-Basic and Diluted        $ (0.01)     $ (0.01)      $  (0.03)
                                        =======      =======       ========

Weighted Average Shares Outstanding
- Basic and Diluted                    2,000,000    2,000,000     2,000,000
                                       =========    =========     =========

    Unaudited - See accompanying notes to financial statements

                       HAN LOGISTICS, INC.
                  [A Development Stage Company]
            Condensed Statements of Cash Flows - Unaudited
  For the nine month periods ended September 30, 2005 and 2004, and for the period from Inception [July 1, 1999] through September 30, 2005
                                                                     From
                                         Nine        Nine          Inception
                                        Months       Months        7/1/99
                                        Ended        Ended         through
                                        9/30/05      9/30/04       9/30/05

Cash Flows from Operating Activities


Net Loss                               $(10,875)      $(1,673)     $(61,220)

Adjustments to reconcile net income to
net cash provided by operating
activities:
   (Increase)/decrease in accounts
   receivable                             1,575             0             0
   Increase/(decrease) in accounts
   payable                               (4,658)            0         2,637
   Increase/(decrease) in interest
   payable                                1,584         1,073         6,247
                                        -------       -------      --------
      Net Cash from Operating Activities(12,374)         (600)      (52,336)

Cash Flows From Financing Activities

   Proceeds from borrowing               13,700         1,230        27,487
   Proceeds from sale of stock                0             0        27,000
                                        -------       -------      --------
      Net Cash from Financing Activities 13,700         1,230        54,487

Net Increase/(Decrease) in Cash           1,326           630         2,151

Beginning Cash Balance                      825            28             0
                                        -------       -------      --------
Ending Cash Balance                     $ 2,151       $   658      $  2,151
                                        =======       =======      ========

Supplemental Disclosure of Cash Flow
Information:

 Cash paid during the year for interest $     0       $     0      $      0
 Cash paid during the year for income
 taxes                                        0             0             0


        Unaudited - See accompanying notes to financial statements

                            HAN LOGISTICS, INC.
                     [A Development Stage Company]
         Condensed Notes to the Financial Statements - Unaudited
                           September 30, 2005


Preliminary Note

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2005, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's financial statement audit for the year ended December 31, 2004.
Note 1 - Liquidity and Going Concern

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

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

We propose to develop, market and deliver logistical analysis, problem-solving and other logistics services to business customers. Han Logistics is in the development stage and, to date, management has devoted substantially all of its time and effort to organizational and financing matters. Through the date hereof, we have not yet generated service revenue, and we have realized a net loss from operations.

During the second quarter of the 2005 calendar year, we commenced a registered public offering of up to 250,000 shares of our common stock at a price of $1.00 per share. As of September 30, 2005, we had not sold any shares under the offering.

For the three months ended September 30, 2005, and September 30, 2004, we had
no revenues and a net loss of ($3,990) and ($861), respectively.   Operating
expenses for the three months ended September 30, 2005 and 2004, included offering costs, representing the legal fees and expenses of our offering, of $3,303 and $516, respectively. If our offering is successful, we expect that the offering proceeds will satisfy our cash requirements for at least the next year and that it will not be necessary, during that period, to raise additional funds to meet the expenditures required for operating our business. We will employ a marketing specialist on a per project basis and a part-time bookkeeper with $9,000 of the anticipated offering proceeds. In the event of the maximum offering, we will move our offices from the residence of our President, purchase certain computer equipment and rent certain office equipment. We do not anticipate the performance of any research and development during the next twelve months.

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

For the nine months ended September 30, 2005, and September 30, 2004, we had no revenues and a net loss of ($10,875) and ($1,673), respectively. And for the period from inception through September 30, 2005, we had $9,481 in revenue and a net loss of ($61,220). Operating expenses for the nine months ended September 30, 2005 and 2004, and the period from inception through September 30, 2005, included offering costs, representing the legal fees and expenses of our offering, of $9,292, $600 and $64,928, respectively.

Financial Condition, Capital Resources and Liquidity.
-----------------------------------------------------

As of September 30, 2005, we had total cash assets of $2,151. We had total current liabilities of $36,371 and working capital of ($34,220) as of September 30, 2005. As of September 30, 2005, our total stockholders' deficit was ($34,220), including deficits accumulated during the development stage of ($61,220). We have presented our financial statements on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. However, we have noted that we have been in the development stage since our inception on July 1, 1999; realization of a major portion of the assets is dependent upon our ability to meet our future financing requirements; and the success of future operations is not assured. These factors raise substantial doubt about our ability to continue as a going concern. Our future success will be dependent upon our ability to provide effective and competitive logistical analysis, problem-solving and other logistics services that meet customers' changing requirements. Should Han Logistics' efforts to raise additional capital through equity and/or debt financing fail, Ms. Amee Han Lombardi, our President/Secretary/Treasurer, is expected to provide the necessary working capital so as to permit us to continue as a going concern. While Ms. Han Lombardi has the capacity to fund us at least until we receive the proceeds from our offering, she has no obligation to do so.

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

Date: November 14, 2005                HAN LOGISTICS, INC.
                                       (Registrant)


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