Form 10KSB
period 2005-12-31
HAN LOGISTICS INC
filed 2006-04-14
CIK 1132509

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                           FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the fiscal year ended December 31, 2005
                               -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________

                    Commission File No.  333-54002
                                         ---------

                         HAN LOGISTICS, INC.
                         -------------------
          (Name of Small Business Issuer in its Charter)

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

Securities Registered under Section 12(b) of the Exchange Act:  None.

Securities Registered under Section 12(g) of the Exchange Act: $0.001 par value common stock.

     Check whether the Issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act.  [  ]

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X   No             (2)   Yes  X     No

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Indicate by check mark whether the Issuer is a shell company (as defined
by Rule 12b-2 of the Exchange Act).  Yes     No  X
                                         ---    ---

     State Issuer's revenues for its most recent fiscal year: December 31, 2006 - $0.

     State the aggregate market value of the common voting stock of the Registrant held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days - April 3, 2006 - $60.70. There are approximately 60,700 shares of common voting stock of the Registrant held by non-affiliates. There has been no "established trading market" for shares of common stock of the Registrant, so the Registrant has arbitrarily valued these shares on the basis of par value per share.

           (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                   DURING THE PAST FIVE YEARS)

     Not Applicable.

            (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: April 3, 2006 - 2,060,700 shares of common stock.

               DOCUMENTS INCORPORATED BY REFERENCE
               -----------------------------------

     A description of "Documents Incorporated by Reference" is contained in
Part III, Item 13.

     Transitional Small Business Issuer Format   Yes      No  X
                                                     ---     ---
                              PART I

Item 1.  Description of Business.
        -------------------------

Business Development.
---------------------

Han Logistics, Inc., is a development-stage corporation that was organized under the laws of the State of Nevada on July 1, 1999. We propose to commence operations in the rapidly growing logistical services industry by developing, marketing and delivering logistical analysis, problem-solving and other logistics services to prospective business customers. These potential customers include any company that utilizes systems and processes, such as customer service, purchasing, inventory control, transportation and warehousing, in the delivery of products and/or services to customers located anywhere in the world. Ms. Amee Han Lombardi, our President/Secretary/Treasurer, was a 2004 graduate of the logistics program at the University of Nevada, Reno, who completed a successful internship at Mars, Inc.-Kal Kan, Reno, Nevada and for four years was project coordinator, acting warehouse manager, acting shipping manager, acting materials manager, and project manager at Sierra Design Group, Reno, Nevada. While Ms. Han Lombardi's strengths in the field of logistics include project management, software evaluation and report administration and her area of specialty is customer service-driven sales, she also has experience in warehousing, purchasing, manufacturing, and transportation. Ms. Han Lombardi proposes to differentiate Han Logistics' proposed services from those of our competitors by (i) providing superior, state-of-the-art logistics services and solutions highly customized to suit the unique requirements of each customer's business and (ii) by emphasizing customer service as the focus of our business philosophy and marketing strategy. Our activities to date have been, primarily, organizational and fund raising in nature and, accordingly, we have no customers for our proposed services as of the date hereof. Further, our business plan is in the conceptual stage.

In July 1999 and November 1999, we received net proceeds in the amounts of $27,000 and $10,000 from the sale of 2,000,000 shares of common stock to, and a loan from, Ms. Amee Han Lombardi, the President/Secretary/Treasurer, a director and the sole shareholder of Han Logistics. During the calendar years ended December 31, 2005, and 2004, Ms. Han Lombardi and Lombardi Research, an entity controlled by Ms. Han Lombardi's husband, loaned a total of $37,587 to the Company. These loans are unsecured and payable upon demand and are convertible into common stock at a rate of $0.10 per share. Accrued interest on the loans was $7,584 at December 31, 2005.

Except for applicable tax laws, rules and regulations, we are not aware of any existing or probable governmental rules or regulations relating to our proposed business of developing, marketing and delivering logistical analysis, problem-solving and other logistics services to prospective business customers.

     Principal Products or Services and Their Markets.
     -------------------------------------------------

The services that we propose to develop, market and deliver include logistical analysis, problem-solving and other logistics services. In simplified terms, "logistics" involves ensuring that the right product (service), in the right quantity and condition, is delivered to the right customer, at the right place, time and cost. Accordingly, while the one basic service that any logistics service provider provides is logistical analysis, there are infinite variations in the specific logistical analysis services provided to a customer depending upon many factors, including, among others, the nature and price(s) of the customer's product(s) and/or service(s), the volume of the customer's business and the number and location of the customer's customers. The desired results of logistical analysis are, among others, an improvement in functioning, reduction in cost and other optimization of the customer's logistics systems, procedures and functions. Since the cost of logistics accounts for such a large portion of any company's total operating budget, a small percentage savings can have great impact on Han Logistics' profitability. Accordingly, many companies continuously monitor, evaluate and implement cost-saving logistical measures such as outsourcing to third party providers, or bringing in-house, various functions, including customer service, purchasing, inventory control, transportation and warehousing.
In Han Logistics' case, we have no customers as of the date hereof. Because of our small size and limited resources, our executive officers, who are the only Company employee as of the date hereof, will initially focus their efforts on obtaining a small number of customers located in Reno, Nevada, northern Nevada and/or eastern California. We will seek to provide these initial prospective customers with superior, state-of-the-art, highly customized services so as to obtain superior results and establish ongoing customer relationships. We will seek to obtain referrals through word-of-mouth from these initial relationships and utilize our initial performance record in our marketing strategy to commence building a larger customer base. Among the services that we propose to offer customers is (i) overall analysis of the customer's various logistical systems and functions, such as customer service, purchasing, inventory control, transportation and warehousing; (ii) recommendations for and/or implementation of improvements, modifications, cost reductions and/or other efficiencies in the performance of various of these systems and functions; (iii) recommendations for and/or implementation of outsourcing of functions to third parties where appropriate; (iv) consulting; and (v) specific problem-solving. We will not, like some logistics firms, specialize in any one area of the logistics industry. Rather, our executive officers and directors will seek to use their expertise and experience to make available to, and customize to the business and operations of, each customer all of the services aforementioned, including, but not limited to, overall analysis, recommendations, implementation and specific problem-solving.

We will charge each customer a fee for our services based upon, among other factors, the time necessitated in the performance of, and the difficulty of, the services. Investors in our common stock will have no opportunity to evaluate, or have a voice in the determination of, the selection of customers or fees charged for our proposed services. We intend, depending upon the success of our initial operations, to employ limited additional personnel with experience in the logistics business. While we will have working capital available to employ a limited number of additional employees, in addition to our executive officers, a marketing specialist and a part-time bookkeeper, in the event that we are able to obtain the maximum proceeds under our current stock offering, these funds may ultimately be allocated differently. Our continuation in business after the expiration of one year from the date of this offering and the employment of significant additional staff, will be dependent upon our achievement of significant profits from operations and/or obtaining significant capital in excess of that anticipated to be realized from this offering. Eventually, assuming our initial success, management plans to expand the scope of Han Logistics' services.

In order to ensure the performance of high quality, state-of-the-art, customized services, we will endeavor to follow specific procedures ourselves, double-checking crucial steps and benchmarking our services with those of competitors. Certain of the procedures that we intend to follow include: (i) prompt response to customers during, and availability to customers for emergencies after, business hours; (ii) provision of free, written estimates within approximately 72 hours; (iii) commencement of work within seven days following the receipt of a signed contract; (iv) completion of services undertaken without interruption; (v) use of the highest quality products and materials available; (vi) follow-up subsequent to the completion of each job to ensure customer satisfaction; and (vii) guarantee of satisfaction of the services performed. Additionally, we intend to evaluate and assess the nature, quality and timeliness of our services from time-to-time through surveys and other means in order to be responsive to changes in market conditions and customer demands and to be competitive with the services offered by competitors.

We are currently conducting an offering of up to 250,000 shares of our common stock at a price of $1.00 per share, pursuant to a Registration Statement on Form SB-2, as amended, which the Securities and Exchange Commission declared effective on May 11, 2005. We have allocated $9,750 and $1,800 of the maximum net proceeds anticipated to be realized from this offering for the purchase of computers and the rental of office equipment, respectively. If only the minimum proceeds of the offering are received, we will operate as a home-based business from the residence of Ms. Amee Han Lombardi, our President/Secretary/Treasurer, and Ms. Han Lombardi will devote time and effort to Han Logistics on a part-time basis. In that event, rather than purchase or rent equipment, we will utilize computer and office equipment provided by Ms. Han Lombardi without charge to Han Logistics. As of April 1, 2006, we had raised gross proceeds of $60,700 under the offering, and had allocated $16,000 to the partial repayment of an $18,000 loan from Ms. Lombardi; $4,025 toward payment of audit fees; and $1200 for new computer equipment. The remaining proceeds are currently held in our bank account pending the closing of the offering.

Strategy

Management believes that the logistics services industry, which we have determined to enter, has expanded rapidly in the past several years and that growth is expected to continue at a strong pace for the foreseeable future. This phenomenon presents an opportunity for a start-up company like us to enter the market. We believe that we can address, with highly customized, state-of-the-art services and solutions, including overall analysis and specific problem-solving, the needs of customers who seek guidance and assistance in optimizing their logistical functions. Additionally, we believe that we will be able to capitalize on the trend of companies to outsource less significant but vital functions and projects that they would not otherwise be able to implement. Rather than operate within the parameters of existing logistics methodologies, we propose to apply our talents creatively in the use of every possible resource to bring a fresh perspective to the analysis of customers' logistical systems and procedures and customize recommendations for improvements and solutions to problems. In this manner, we hope to achieve superior results and develop long lasting relationships with our customers. We intend to price our proposed services competitively, using the knowledge that our target market of smaller companies considers price or value as the most important criterion in its selection of a logistics services provider. Our future goal is not necessarily to be a logistics company large in size, but to be known for the performance of superior, highly customized services.

The one feature that we propose to distinguish our company from our competitors is customer service. We intend that Han Logistics be organized so as to be customer service-driven. In the future, we propose, assuming our initial success, to add personnel in the area of customer service and, if necessary, to cut expenses in other areas first. We believe that the fact that we are a very small, owner-operated company may allow us the flexibility to be more service oriented than our larger, more structured competitors. Our small size is expected to permit us to more quickly and effectively control and monitor the direction and effect of our decisions and actions. We intend to stress customer service as our strength in our marketing campaign and literature and build and maintain our reputation based upon our goal of providing the best and most highly customized services in the marketplace. Further, we intend to employ a great deal of flexibility, give employees a wide latitude and devote the necessary extra time and effort in the performance of logistical analysis, problem-solving and other logistics services so as to accommodate our customers' needs. Because we are a new company, we can hire employees with this service-oriented philosophy in mind and make certain that the employees integrate it in the performance of their responsibilities.

Marketing
The Market. As reported by the Council of Logistics Management, over $800 billion is spent annually in the United States on logistics. Also, according to the Council of Logistics Management, the amount spent on logistics worldwide is in excess of $1.4 trillion and will continue to increase as a result of the continued expansion of the "global marketplace." Further, the Council of Logistics Management reports that, because of the increasingly global marketplace, logistics-related expenditures worldwide have increased approximately 20% over the past decade and are expected to increase at this rate for the foreseeable future. Sales of logistics services have been relatively steady for the past five years and are not subject to significant cyclical or seasonal variation. In fact, effective logistics management becomes increasingly more important as the economy declines.

The most significant development in the marketplace, which is responsible for very strong growth in the logistics industry, is the ongoing trend by corporations to downsize and outsource logistics services such as customer service, purchasing, inventory control, transportation and warehousing. Much of the recent growth is the result of outsourcing of one or more of the foregoing services by companies that have not previously done so. Accordingly, these companies have no existing relationship with a logistics service provider and start-up companies, such as Han Logistics, have the potential to obtain the business. As a result, it is possible for new companies, including Han Logistics, entering the logistics services business to generate significant revenue from new customers without taking customers away from existing competitors. Because of this phenomenon, we believe that growth in the logistics industry will continue unabated for the foreseeable future. Another important trend is the increasing overseas market for logistics services resulting, principally, from the globalization of the operations of United States companies. According to the Council of Logistics Management, United States logistics service providers providing logistics services to overseas companies are experiencing rapid growth rates, which are expected to continue in the future.

While there are obvious differences among logistics service providers with regard to features, pricing and other factors, the logistics services market, for the most part, remains free from segmentation. That is, competitors are, generally speaking, all competing for the same customer and each logistics service provider seeks to provide, without significant differentiation or variation, the same general types of functions and services. Despite the fact that companies offering logistics services market themselves based upon real and purported competitive differences, virtually all firms compete in the same marketplace for the same customers.

Our target market is, theoretically, any corporation or other entity involved in the universal thread or "pipeline" of planning and coordinating the manufacture, sale and/or delivery to customers anywhere in the world of products and/or services. However, because of our small size and developmental stage, the companies initially targeted by us as candidates for our logistics services will satisfy the following criteria: (i) gross revenues from $-0- (start-up companies) to $200 million; (ii) two to 150 employees; and (iii) operations in manufacturing, warehousing, distribution and/or retail and/or wholesale sales, including electronic commerce. These companies are expected to be relatively new or growing firms and both privately- and publicly-held. Further, our initial target market will be limited, generally, to companies located in the Reno, Nevada, metropolitan area, northern Nevada and/or eastern California. Ms. Amee Han Lombardi, our executive officer and director, has lived and worked in the Reno, Nevada, area for the past approximately 12 years, and, accordingly, are familiar with the facilities and amenities in the surrounding area. Long-term, management plans to expand Han Logistics' target market to include nationally and internationally-based companies.

Marketing Strategy. Our prospective customers are expected to respond most favorably to a marketing campaign involving the steps described below. Initially, we would provide a prospective customer with printed literature, such as a sales brochure, for review. Next, we would contact the targeted company by telephone and, thereafter, make a personal presentation describing our proposed services in detail. Finally, we would follow up our personal presentation with contact, by telephone, by mail, in person or otherwise, over a period of several weeks during which the prospective customer considers and/or discusses with others the decision whether to retain our services. If our target company was a large corporation or business, which is not expected initially, we could expect to deal with the Vice President for logistics or the Controller as the primary decision-maker, whose support would be crucial to our employment. However, we could not ignore department managers or others who might have influence over, or the ability to veto, the hiring decision. Upon completion of the performance of services for any customer, we would follow up with surveys and otherwise take advantage of opportunities for feedback to ensure customer satisfaction.

We have allocated the sums of $4,780 and $29,890, out of the minimum and the maximum proceeds anticipated, without assurance, to be received from our current securities offering, respectively, for the cost of sales brochures and other advertising materials. Additionally, the sum of $4,000 has been allocated to employ a marketing specialist on a per project basis. We anticipate that our very limited finances and other resources may be a determinative factor in the decision of any prospective employee as to whether to become employed by Han Logistics. We intend to rely upon the judgment and conclusions of Ms. Amee Han Lombardi, our President/Secretary/Treasurer, based solely upon her knowledge and prior limited business experience, relative to Han Logistics' needs for marketing expertise, until the time, if ever, that we are successful in attracting and employing the per project marketing specialist initially proposed and/or other capable marketing and customer support personnel.

The fact that a corporation or other entity was affiliated with us or an equity interest in Han Logistics was owned by one or more of our executive officers, directors and/or controlling shareholders, would not disqualify the company from consideration as a potential customer. In order to minimize conflicts of interest, we have adopted in our minutes a policy that any contracts or other transactions with entities of which our officers, directors and/or controlling shareholders are also directors or officers, or in which they have a financial interest, will be approved by a majority of the disinterested members of the Board of Directors or will be fair and reasonable, but that none of these transactions by Han Logistics shall be affected or invalidated solely because of the relationship or interest of directors or officers. Nevertheless, in an instance where a disinterested majority of the members of the Board of Directors is unavailable to approve a transaction with an affiliated or related party, Han Logistics, pursuant to action of the Board of Directors, requires that the transaction be deemed to be fair and reasonable in order to be a valid, enforceable obligation.

Advertising. We plan to use direct mail to reach potential customers. We propose to target our mailings, including an information/sales brochure, a letter of introduction and a description of our proposed services customized for the targeted customer's business, to manufacturing, warehousing, sales and customer service and distributions firms whose identities we expect to obtain from telephone directories, the chamber of commerce and others.

     Status of any Publicly Announced New Product or Service.
     --------------------------------------------------------

     None; not applicable.

     Competition.
     ------------

We are expected to be an insignificant participant in the logistics services business for the foreseeable future. Our competition consists of a myriad of companies currently engaged in the business of providing logistics services nationally and internationally. All of these companies seek to satisfy the need for efficiencies and cost reductions in the product and/or service manufacturing, marketing and delivery processes and solutions to logistics complexities and difficulties created, in part, by the increasing globalization of commerce, including electronic commerce. The primary factor considered by larger customers in selecting a logistics service provider is believed to be performance, as emphasized in the advertising, press releases and marketing efforts of most logistics service providers, especially the larger companies. We believe that smaller companies consider price or value to be the most important competitive factor, with performance also being an important consideration. Our target market will be the smaller companies. Accordingly, we expect to compete on the basis of price (or the value to the customer of the services performed) and, to a lesser extent, on the basis of our reputation among customers as a quality provider of logistical analysis, problem-solving and support services and our locality of operation.

Competition in the logistics business is also limited by locality. That is, despite globalization of commerce, customers remain reluctant to utilize the services of a logistics service provider based in a distant location and tend to prefer a provider whose business is specifically focused in the customer's region of operation. We attribute this phenomenon to the dynamic nature of the customer's business, thus requiring expeditious solutions to rapidly changing needs. This phenomenon also encourages us to believe that Han Logistics may be able fill a niche in northern Nevada and eastern California where it is believed that no one competitor dominates. We base this claim upon the relative size of the logistics service providers operating in this area because most of these companies are privately-held and accurate information on their sales is unavailable. In our Reno, Nevada, locality, our primary competitors are expected to be the logistics departments of our prospective customers themselves. We believe, however, that we will be able to compete by capitalizing on the trend of companies to out-source less significant but vital functions and projects that they would not otherwise be able to implement. Our indirect competitors are expected to be much larger, full-service logistics firms located outside northern Nevada, including, primarily, warehousing and distribution companies uninterested and unavailable for the smaller and short-term projects we may pursue. However, these much larger, full-service logistics firms are prospective sources for customers to the extent that they out-source their overflow work.

A less important, but also critical, factor than location in the selection of a logistics service provider is the provider's specialty of function, if any. When this factor is an important component in the customer's selection of a logistics service provider, the degree of competition varies widely depending of the area of specialization. Overall, competition is most intense for the business of the larger manufacturing and distribution firms and less intense for smaller accounts that typically require a high degree of customization in the logistics services required. Accordingly, in order to obtain customers, it is important for us to, (i) most importantly, price our services competitively, taking into consideration our small size, limited resources and developmental stage of operation; (ii) secondarily, develop a record demonstrating satisfactory and, if possible, superior, performance at the earliest possible time; and (iii) focus on customers whose operations are based in our own locality, i.e., Reno, Nevada, northern Nevada and/or eastern California. In this latter regard, we intend to cultivate relationships in the Reno, Nevada, business community through the University of Nevada, Reno, logistics program and otherwise, so as to develop the local goodwill important to customers in their selection of a logistics service provider.

Many of the companies and other organizations with which we will be in competition are established and have far greater financial resources, substantially greater experience and larger staffs than we do. Additionally, many of these organizations have proven operating histories, which we lack. We expect to face strong competition from both the well-established companies and small independent companies like ourselves. To the extent that we become dependent on one or a few clients, the termination of these relationships could adversely affect our ability to continue as a viable enterprise. In addition, our proposed business may be subject to decline because of generally increasing costs and expenses of doing business, thus further increasing anticipated competition. It is anticipated that there may be significant technological advances in the future and we may not have adequate creative management and resources to enable us to take advantage of these advances. The effects of any of these technological advances on us, therefore, cannot be presently determined. We believe, to the extent that we have funds available, that we will be capable of competing effectively with our competitors. However, because of our minimal capital, even after the successful completion of our current stock offering, we expect to be at a competitive disadvantage in our endeavor to provide cost-effective logistical analysis services, achieve rapid problem-solving capability and provide in-depth solutions to logistics difficulties and complexities. Further, we cannot assume that we will be successful in achieving profitable operations through our proposed business of providing logistics services and solutions.

     Sources and Availability of Raw Materials and Names of Principal
Suppliers.
----------

None; not applicable.


     Dependence on One or a Few Major Customers.
     -------------------------------------------

We did not generate any revenue during the calendar year ended December 31, 2005. For the year ended December 31, 2004, one customer represented approximately 79% or $4,481 of total revenues and 100% of accounts receivable. Prior to the Company earning revenues from this customer, the Company's President was an employee of the customer. Additionally, a related party customer represented 21% or $1,200 of total revenues in 2004. If these customers decrease or terminate their business with the Company, the impact may have adverse effects on the Company's operations and financial condition.

     Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts.
------------------------------

None; not applicable.

     Need for any Governmental Approval of Principal Products or Services.
     ---------------------------------------------------------------------

None; not applicable.

     Effect of Existing or Probable Governmental Regulations on
Business.
---------

The following regulations are applicable to us:

     Sarbanes-Oxley Act.
     -------------------

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act imposes a wide variety of new regulatory requirements on publicly-held companies and their insiders. Many of these requirements will affect us. For example:

     * Our chief executive officer and chief financial officer must now certify the accuracy of all of our periodic reports that contain financial statements;

     * Our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures; and

     * We may not make any loan to any director or executive officer and we may not materially modify any existing loans.

     The Sarbanes-Oxley Act has required us to review our current procedures and policies to determine whether they comply with the Sarbanes-Oxley Act and the new regulations promulgated thereunder. We will continue to monitor our compliance with all future regulations that are adopted under the Sarbanes-Oxley Act and will take whatever actions are necessary to ensure that we are in compliance.

     Penny Stock.
     ------------

Our common stock is "penny stock" as defined in Rule 3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks:

     *    with a price of less than five dollars per share;

     *    that are not traded on a "recognized" national exchange;

     * whose prices are not quoted on the NASDAQ automated quotation system; or
     * in issuers with net tangible assets less than $2,000,000, if the issuer has been in continuous operation for at least three years, or $5,000,000, if in continuous operation for less than three years, or with average revenues of less than $6,000,000 for the last three years.

Section 15(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 15g-2 of the Securities and Exchange Commission promulgated thereunder require broker/dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before making any transaction in a penny stock for the investor's account. You are urged to obtain and read this disclosure carefully before purchasing any of our shares.

Rule 15g-9 of the Securities and Exchange Commission requires broker/dealers in penny stocks to approve the account of any investor for transactions in these stocks before selling any penny stock to that investor.

This procedure requires the broker/dealer to:

     * get information about the investor's financial situation, investment experience and investment goals;

     * reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor can evaluate the risks of penny stock transactions;

     * provide the investor with a written statement setting forth the basis on which the broker/dealer made his or her determination; and

     * receive a signed and dated copy of the statement from the investor, confirming that it accurately reflects the investors' financial situation, investment experience and investment goals.

Compliance with these requirements may make it harder for our stockholders to resell their shares.

     Reporting Obligations.
     ----------------------

We are required to file annual reports on Form 10-KSB and quarterly reports on Form 10-QSB with the Securities Exchange Commission on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; sales of in excess of 5% of our outstanding securities; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; certain changes in our directors and executive officers; and bankruptcy) in a current report on Form 8-K.

     Small Business Issuer.
     ----------------------

The integrated disclosure system for small business issuers adopted by the Securities and Exchange Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25,000,000; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer. We are still deemed to be a "small business issuer."

The Securities and Exchange Commission, state securities commissions and the North American Securities Administrators Association, Inc. ("NASAA") have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets.

     Research and Development.
     -------------------------

None; not applicable.

     Cost and Effects of Compliance with Environmental Laws.
     -------------------------------------------------------

None; not applicable.

     Employees and Consultants.
     --------------------------

Han Logistics has had no full-time employees since its organization. Amee Han Lombardi, our executive officer and director, and Kathleen M. Kennedy, a former executive officer and director, have served as the only part-time employees of Han Logistics since our inception. Except for directors fees in the amount of $250 paid quarterly to each of Mesdames Han Lombardi and Kennedy through September 30, 2001, no cash compensation has been awarded to, earned by or paid to either individual for all services rendered in all capacities to Han Logistics since our organization on July 1, 1999. However, on July 1, 1999, we issued Ms. Han Lombardi, our President, Secretary and Treasurer, 2,000,000 shares of common stock in consideration for the sum of $27,000 in cash ($.0135 per share). The sum of $1,000, out of the minimum proceeds anticipated, without assurance, to be received from our ongoing securities offering, has been allocated to pay directors' fees of $250 per quarter to Ms. Han Lombardi and Mr. Vardakis. In addition to these directors' fees, the amount of $30,000, out of the maximum anticipated offering proceeds, have been allocated for the salary of Ms. Han Lombardi. We anticipate that, at such time, if ever, as our financial position permits, assuming that we are successful in raising additional funds through equity and/or debt financing and/or generating a sufficient level of revenue from operations, Ms. Han Lombardi and any other executive officers and/or directors of Han Logistics will receive reasonable salaries and other appropriate compensation, such as bonuses, coverage under medical and/or life insurance benefits plans and participation in stock option and/or other profit sharing or pension plans, for services as our executive officers and may receive additional fees for their attendance at meetings of the Board of Directors. Further, we may pay consulting fees to persons who perform services for us, although we have no present plans to do so.

                                RISK FACTORS

The purchase of shares of our common stock is speculative and involves a high degree of risk. Before making an investment decision, prospective investors should carefully consider, along with other matters referred to herein, the following risk factors inherent in and affecting our business.

1. We Are a Development-Stage Company with No Prior Business Operations and We May Not Be Able to Establish Ourselves as a Going Concern.
-------------------------------------------------------------

Han Logistics was organized on July 1, 1999, and is in the development stage. We have no operating history on which you can base an evaluation of our business and prospects. In order to establish ourselves as a going concern, we are dependent upon the anticipated proceeds of our ongoing common stock offering, the receipt of additional funds from other sources to continue business operations and/or the achievement of profitable operations. Our efforts, since inception, have been allocated primarily to:

* Organizational activities;

* Developing a business plan; and

* Providing interim funding.


You should be aware of the increased risks, uncertainties, difficulties and expenses we face as a new business with no operating history in a new and rapidly evolving market. The likelihood of our success must be considered in light of Han Logistics' stage of development. Management has identified no prospective customers for our proposed logistics services and we may not be successful in identifying and obtaining customers in the future. Our marketing program may be expected to encounter problems, complications, expenses and delays. Further, we will be subject to many of the risks common to development-stage enterprises, including undercapitalization, cash shortages, limitations with respect to personnel, technological, financial and other resources and lack of a customer base and market recognition, most of which are beyond our control. In addition, we will face special risks associated with the rapidly changing logistics business. If we are unable to raise additional funds or achieve profitability or if we encounter unexpected difficulties and expenses, then our business strategy may not be successful.

2. We Have Realized Minimal Revenue and No Earnings and Have Limited Assets, and We May Not Be Able to Achieve Profitable Operations in the Future.
---------------------------------------------------------------

Since our inception on July 1, 1999, Han Logistics has realized very limited revenue and no earnings and has had only very limited assets and financial resources. We did not generate any revenue at all in 2005. We may not be able to achieve profitable operations from the proposed marketing and performance of logistics services in the future. Since inception, we have conducted only limited operations including, primarily, organizational activities and raising interim capital. Our success is dependent upon our achieving profitable operations or obtaining additional financing to enable us to fully implement our business plan. If we are unable to obtain additional debt and/or equity financing from our current stock offering or other securities offerings or otherwise, then we will not be able to continue as a going concern unless we realize meaningful revenue. During the development stage of our operations, the revenues generated from operations can be expected to be insufficient to cover expenses.

3. We Need Additional Capital and, if Our Financial Condition Does Not Improve, We Will Cease Operations and Our Shareholders Will Lose Their Entire Investment; Our Auditor Has Expressed a Going Concern Qualification.
--------------------------------------------------------------------

Because Han Logistics will obtain only very minimal funding from our current offering, we are largely dependent upon the proceeds anticipated to be received from proposed future debt and/or equity financing(s) with which to carry out our operations. We will cease operations and our shareholders will lose their entire investment if our financial condition does not improve. Our independent auditor has expressed this as a "going concern" qualification in the Independent Auditors' Report on, and footnotes to, Han Logistics' financial statements. The proceeds of our current offering, without an infusion of capital or profits from operations, are not expected to enable us to continue in operation after the expiration of the one-year period following the completion of the offering. We do not anticipate the receipt of significant operating revenues until management successfully implements our business plan, if ever. Accordingly, even assuming the success of our current securities offering for the sale of at least the minimum 50,000 shares of common stock being offered, which is not assured, Han Logistics is not expected to become a viable business entity unless additional equity and/or debt financing is obtained. Further, for the balance of the current calendar year ended December 31, 2006, we estimate that we will require a minimum of approximately $5,000 in funding to remain viable as a going concern. The proceeds of our current offering are expected to permit us to continue in operation for approximately the next year. However, we may incur significant unanticipated expenditures that deplete our capital at a more rapid rate because of, among other things, the development stage of our business, our limited personnel and other resources and our lack of customer base and market recognition. Because of these and other factors, management is presently unable to predict what additional costs might be incurred by us beyond those currently contemplated to obtain additional financing and achieve market penetration on a commercial scale in the logistics services business. Han Logistics has no identified sources for funds in addition to those anticipated from our current securities offering, and resources may not be available to us when needed.

4. The Success of Our Business Depends on the Development and
Enhancement of Our Services and Attracting and Retaining a Large Number of Potential Customers.
--------------------

Our success depends on developing and enhancing our limited services and attracting a large number of potential customers and persuading them to use our services. Our success is also dependent on ensuring that these customers remain our loyal long-term customers. If we fail to persuade customers to utilize our services or our competitors are more successful in achieving sales, then our revenues will suffer. As a new business, we lack recognition in the market. We have only limited services available currently. The limited funding that will be available to us upon the successful completion of our current offering, which is not assured, will not permit us to offer extensive logistical services and may not enable us to obtain the number and caliber of customers necessary to achieve profitable operations. Our customers may not accept our logistics solutions over those offered by our competitors. Furthermore, we may be required to incur significantly higher and more sustained advertising and promotional expenditures than we currently anticipate to attract and convert potential customers to purchasing customers. As a result, we may not be able to achieve profitability when we expect, or at all. As of the date hereof, we have no existing, and a number of potential, customers.

5. Because Our Executive Officers and Directors Are Our Only Employees, Have Limited Experience, and Are Not Bound By Employment Agreements, We May Not Be Able to Achieve Profitability or Maintain Our Operations with the Limited and Experience of These Individuals and We May Realize Serious Harm if They Leave.
------------------------------------------------------------------------------

We may not be able to achieve profitability or maintain our operations with the limited experience of our executive officers and directors. We face the additional risk that Ms. Amee Han Lombardi could leave with little or no prior notice because she is not bound by an employment agreement. If we lost the services of Ms. Han Lombardi, our business could be seriously harmed. Ms. Amee Han Lombardi, President/Secretary/Treasurer and a director of Han Logistics,
is our only employee.   Ms. Han Lombardi has limited prior experience in our
proposed business. The logistics services that we propose to offer involve complicated business determinations requiring qualitative and subjective evaluations by management and/or others. We do not have "key person" life insurance policies covering these individuals.

6. Our Business Plan Is Speculative and, Unless We Obtain a Sufficient
Number of Customers, Deliver Services on a Timely and Cost-Effective Basis and Raise Financing from Our Current Securities Offering and Otherwise, Investors May Lose Their Investments.
---------------------------

Investors must depend entirely upon the business judgment of management whose business plan is conceptual in nature as of the date hereof. The success of our business plan is dependent upon our ability to obtain customers for our proposed superior, highly customized, state-of-the-art analysis, problem-solving and other logistical services; deliver the services on a timely and cost-effective basis; and raise financing from our ongoing offering of common stock. Our future success will be dependent upon our ability to raise financing in addition to that anticipated from this offering and numerous other factors beyond management's control. Except for a part-time marketing specialist and bookkeeper, no funds will be available to employ individuals in addition to, and more experienced in the field of logistics than, Han Logistics' management. Unless we are successful in obtaining a sufficient number of customers for our proposed logistics services within the one-year period during which the proceeds of this offering have been allocated, investors may lose all or a substantial portion of their investments in our shares. As of the date hereof, our proposed services are limited and we have no customers. Management will make day-to-day business decisions and, thus, the funds of purchasers of shares of common stock will be wholly at risk of the determination of present management concerning their use.

7. The Logistical Services Business Is Subject to Rapid Technological
Change and, if We Do Not Respond to Technological Developments on a Timely and Cost-Effective Basis to Better Serve Our Customers and Meet Their
Expectations, It Could Adversely Impact Our Ability to Attract and Retain Customers.
----------

The markets that we will serve are subject to rapid technological change, changing customer requirements, frequent new product introductions and evolving industry standards that may render our proposed logistical services obsolete from time-to-time. If we are unable to license leading technologies useful in our business, enhance our existing services, develop new services and technology that address the increasingly sophisticated and varied needs of our prospective customers and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis, it could adversely impact our ability to attract and retain customers. As a result, our market position could be eroded rapidly by advancements by competitors. It is not possible to predict presently the life cycle of any of our proposed logistics services. Broad acceptance of these proposed services by customers will be critical to our future success, as will our ability to perform services on a timely basis that meet changing customer needs and respond to technological developments and emerging industry standards. We may experience difficulties that could delay or prevent the successful marketing and delivery of our proposed logistics services. We may not be able to successfully implement new technologies, proprietary technology and transaction-processing systems to customer requirements or emerging industry standards. Further, new services offered by others may meet the requirements of the marketplace and achieve market acceptance.

8. We May Not Succeed in Establishing the Han Logistics Brand, Which Would Adversely Affect Customer Acceptance and Our Revenues.
------------------------------------------------------

Han Logistics' success depends in large part upon our ability to identify and adequately penetrate the markets for our potential logistical analysis and problem-solving services. We may lose the opportunity to build a critical mass of customers if we do not establish our brand and achieve market acceptance and recognition for our services quickly. We will incur additional losses if our service and brand marketing and promotional activities do not yield revenues. As compared to Han Logistics, which lacks the financial, personnel and other resources required to compete with its larger, better-financed competitors, virtually all of our competitors have much larger budgets for marketing, advertising and promotion. Promoting and positioning our brand and services will depend largely on the success of our marketing efforts and our ability to provide consistent, high quality customer experiences. To promote our brand and services, we must incur substantial expense in our marketing and advertising efforts. Ultimately, we will also need to expend funds to help build market recognition for our brand and attract customers and attract and train customer service personnel.

9. Intense Competition May Result in Price Reductions and Decreased Demand for Our Services; We Will Be at a Competitive Disadvantage as Compared to Virtually All Existing Companies in Overcoming These Competitive Factors; and Our Business Strategy May Not Be Successful.
--------------------------------------------

We expect to face strong competition from well-established companies and small independent companies like ourselves that may result in price reductions and decreased demand for our services. Our strategy to overcome these competitive factors may not be successful. We will be at a competitive disadvantage in obtaining the facilities, employees, financing and other resources required to provide the superior, highly customized, state-of-the-art logistical analysis and problem-solving services and solutions demanded by customers. Our opportunity to obtain customers may be limited by our financial resources and other assets. We expect to be less able than our larger competitors to cope with generally increasing costs and expenses of doing business. Additionally, it is expected that there may be significant technological advances in the future and we may not have adequate creative management and resources to enable us to take advantage of those advances.

10. We May Encounter Unforeseen Costs in the Logistics Services Business
and, if Any Cost Overruns Are Significant or if We Expend Significant Funds without the Development of Commercially Viable Services, We May Need to Change Our Business Plan, Sell or Merge Our Business or Face Bankruptcy.
-----------------------------------------------------------------

Our estimates of the cost of and time to be consumed in the provision of various services customarily provided by logistics service companies or contracted for by Han Logistics, based upon management's knowledge and limited experience in the logistics business, may not be accurate. The provision of these general customary services may cost significantly more than expected or even prove to be prohibitive. If we are unable to absorb any cost overruns or if we expend significant funds without the development of commercially viable services, we may need to dramatically change our business plan, sell or merge our business or face bankruptcy. Further, we are unable to predict the amount of time or funding that will be consumed in management's efforts to obtain the additional debt and/or equity financing required in order to permit Han Logistics to offer a full range of logistics services. Therefore, we may expend significant unanticipated funds or significant funds may be expended by us without the development of commercially viable services. Cost overruns may occur and these cost overruns may adversely affect us.

11. Because Han Logistics' President/Owner Will Continue to Control Han Logistics, She Will Be Able to Determine the Outcome of All Matters Requiring Approval of Our Shareholders.
-----------------------------

Ms. Amee Han Lombardi, President/Secretary/Treasurer of Han Logistics and record owner of 2,000,000 shares of our issued and outstanding common stock, is the sole shareholder, a parent and a controlling person of Han Logistics because of her position and share ownership. Even following the completion of our ongoing offering, Ms. Han Lombardi will own approximately 88.9% to approximately 97.6% of Han Logistics' issued and outstanding shares of common stock. Therefore, Ms. Han Lombardi will be able to determine the outcome of all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions.

Item 2.  Description of Property.
---------------------------------

Han Logistics maintains its offices pursuant to a verbal arrangement rent-free at the residence of Ms. Amee Han Lombardi, President/Secretary/Treasurer and a director of Han Logistics, located at 5925 Starcrest Avenue , Reno, Nevada, 89523. We anticipate the continued utilization of these facilities on a rent-free basis until the time, if ever, that we consummate the sale of the maximum 250,000 shares of common stock being offered under our current stock offering. The sum of $14,400, out of the maximum proceeds anticipated to be received from our current stock offering, has been allocated for the rental of office space from an unaffiliated third party. In the event of the maximum offering, which is not assured, we expect to have no difficulty in locating office space suitable for our purposes in Reno, Nevada, which is rentable at the aforementioned rate. Han Logistics' present office arrangement, which is expected to be adequate to meet our needs for the foreseeable future, has been valued by management at a nominal value and, accordingly, does not impact the accompanying Financial Statements of Han Logistics. Han Logistics' telephone and facsimile number is (775) 787-7483.

Item 3.  Legal Proceedings.
---------------------------

We know of no legal proceedings to which Han Logistics is a party or to which any of the property of Han Logistics is the subject, which are pending, threatened or contemplated or any unsatisfied judgments against Han Logistics.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

No matters have been submitted to a vote of our security holders during the fourth quarter of the calendar year ended December 31, 2005.

                         PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.
-----------------------------------------------

Market Information.
-------------------

There currently is no public trading market for our shares of common stock. Our common stock will be traded, if at all, in the "pink sheets" maintained by members of the National Association of Securities Dealers, Inc. (the "NASD"), and possibly on the OTC Bulletin Board of the NASD. We will not satisfy the requirements either for being quoted on the NASD's Automated Quotation System or for listing on any national securities exchange.

Accordingly, until we qualify for NASDAQ or listing on an exchange, any trading market that may develop for the common stock is not expected to qualify as an "established trading market" as that term is defined in Securities and Exchange Commission regulations, and is expected to be substantially illiquid. Further, if a secondary trading market develops in our common stock, the common stock is expected to come within the meaning of the term "penny stock" under 17 CFR 240.3a51-1 because the shares are issued by a small company; are low-priced (under five dollars); and are not traded on NASDAQ or on a national stock exchange. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 requires additional disclosure, related to the market for penny stocks and for trades in any stock defined as a penny stock. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 requires a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. Additionally, the broker-dealer must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. For so long as our common stock is considered penny stock, the penny stock regulations can be expected to have an adverse effect on the liquidity of the common stock in the secondary market, if any, which develops.

Holders.
--------

The number of record holders of our outstanding common stock as of the date of this Annual Report is approximately 43.

Dividends.
----------

Holders of shares of common stock are entitled to share pro rata in dividends and distributions with respect to the common stock when, as and if declared by the Board of Directors out of funds legally available therefor. We have not paid any dividends on our common stock and intend to retain earnings, if any, to finance the development and expansion of our business. Future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, capital requirements and the financial condition of Han Logistics.

Recent Sales of Restricted Securities.
----------------------------------------

None; not applicable.

Use of Proceeds of Registered Securities.
-----------------------------------------

As of April 1, 2006, we had raised gross proceeds of $60,700 from our registered stock offering. We had allocated $16,000 of the net proceeds from our registered offering of securities to the partial repayment of loans from Ms. Han Lombardi; $4,025 toward payment of audit fees; and $1200 for computer equipment. The remaining $39,475 is being held in our bank account pending the closing of the offering.

Securities Authorized for Issuance under Equity Compensation Plans.
-------------------------------------------------------------------

We have no equity compensation plans.

Purchases of Company Equity Securities.
---------------------------------------

There were no purchases of our equity securities by us or any affiliated purchasers during the calendar year ended December 31, 2005.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
-------------------------------------------------------------------

Plan of Operation.
------------------

Forward-looking Statement.
--------------------------

Statements made in this Form 10-KSB Annual Report which are not purely historical are forward-looking statements with respect to our goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business, including, without limitation,
(i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets" or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our Company's control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, general economic or industry conditions, nationally and/or in the communities in which we conduct business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our operations, products, services and prices.

Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. We do not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.
Plan of Operation.
------------------

We propose to develop, market and deliver logistical analysis, problem-solving and other logistics services to business customers. Han Logistics is in the development stage and, to date, management has devoted substantially all of their time and effort to organizational and financing matters. Through the date hereof, we have not yet generated material service revenue and we have realized a net loss from operations. We did not generate any revenue during the calendar year ended December 31, 2005, and our net loss during this period was $29,959. For the period from inception through December 31, 2005, we had total revenues of $10,681 and a net loss of $(80,304).

Operating expenses for the year ended December 31, 2005, and the period from inception through December 31, 2005, totaled $27,074 and $82,710, respectively. If our current stock offering is successful, we expect that the offering proceeds will satisfy our cash requirements for at least the next year and that it will not be necessary, during that period, to raise additional funds to meet the expenditures required for operating our business. We will employ a marketing specialist on a per project basis and a part-time bookkeeper with $9,000 of the anticipated offering proceeds. If we are able to sell the full $250,000 offering amount, we will move our offices from the residence of our President, purchase certain computer equipment and rent certain office equipment. We do not anticipate the performance of any research and development during the next 12 months.

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

Financial Condition, Capital Resources and Liquidity.
-----------------------------------------------------

As of December 31, 2005, we had total cash assets of $46,331, which was derived from the proceeds of our stock offering. We had total current liabilities of $66,533 and working capital and stockholders' deficit of $(20,202) as of December 31, 2005. Deficits accumulated during the development stage totaled $(80,304). Our financial statements are presented on the basis that Han Logistics is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. However, our independent accountants have noted that the Company has accumulated losses from operations and has the need to raise additional financing in order to satisfy its vendors and other creditors and execute its business plan. These factors raise substantial doubt about our ability to continue as a going concern. Our future success will be dependent upon our ability to provide effective and competitive logistical analysis, problem-solving and other logistics services that meet customers' changing requirements. Should Han Logistics' efforts to raise additional capital through equity and/or debt financing fail, Amee Han Lombardi, our President/Secretary/Treasurer, is expected to provide the necessary working capital so as to permit Han Logistics to continue as a going concern. While Ms. Han Lombardi has the capacity to fund Han Logistics at least until the company receives the all of the proceeds from its ongoing offering, she has no obligation to do so.

Item 7.  Financial Statements.
------------------------------

For the periods ended December 31, 2005 and 2004

     Report of Independent Registered Public Accounting Firm

     Balance Sheet

     Statements of Operations

     Statements of Stockholders' Deficit

     Statements of Cash Flows

     Notes to the Financial Statements

Han Logistics, Inc.
[A Development Stage Company]

Financial Statements and Report of Independent Registered
Public Accounting Firm


December 31, 2005

                       Han Logistics, Inc.
                  [A Development Stage Company]

                        TABLE OF CONTENTS



                                                               Page

Report of Independent Registered Public Accounting Firm          1

Balance Sheet-December 31, 2005                                  2

Statements of Operations for the years ended December 31, 2005 and 2004, and for the period from Inception [July 1, 1999]
through December 31, 2005                                        3

Statements of Stockholders' Deficit for the period from
Inception [July 1, 1999] through December 31, 2005               4

Statements of Cash Flows for the years ended December 31,
2005 and 2004, and for the period from Inception [July 1,
1999] through December 31, 2005                                  5

Notes to Financial Statements                                 6-13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Han Logistics, Inc. [a development stage company]
Reno, NV

We have audited the accompanying balance sheets of Han Logistics, Inc. [a development stage company] as of December 31, 2005, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2005 and 2004, and for the period from inception [July 1, 1999] through December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Han Logistics, Inc. [a development stage company] as of December 31, 2005, and the results of its operations and cash flows for the years ended December 31, 2005 and 2004, and for the period from inception [July 1, 1999] through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Han Logistics, Inc. will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has accumulated losses from operations and has the need to raise additional financing in order to satisfy its vendors and other creditors and execute its business plan which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Mantyla McReynolds

Mantyla McReynolds
Salt Lake City, Utah
February 28, 2006

                       HAN LOGISTICS, INC.
                  [A DEVELOPMENT STAGE COMPANY]
                          BALANCE SHEETS
                        December 31, 2005

                              ASSETS


                                                   December 31,
                                                       2005

CURRENT ASSETS:
Cash                                               $  46,331
                                                   ---------
             Total Current Assets                     46,331
                                                   ---------
TOTAL ASSETS                                       $  46,331
                                                   =========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Notes payable-Related parties                 $  37,587
     Accounts payable                                 21,362
     Interest expense - Related Party                  7,584
                                                   ---------
            Total Current Liabilities                 66,533
                                                   ---------

STOCKHOLDERS' DEFICIT:
     Capital stock, $.001 par value;
     50,000,000 shares authorized;
     2,053,500 shares issued and outstanding           2,054
     Additional paid-in capital                       58,048
     Deficit accumulated during the development
     stage                                           (80,304)
                                                   ---------
             Total Stockholders' Deficit             (20,202)
                                                   ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT        $  46,331
                                                   =========

The accompanying notes are an integral part of these financial statements.

                       HAN LOGISTICS, INC.
                  [A DEVELOPMENT STAGE COMPANY]
                     STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004 AND FOR THE PERIOD
          FROM INCEPTION (JULY 1, 1999) TO DECEMBER 31, 2005

                                                                Inception
                             Year Ended      Year Ended     (July 1, 1999) to
                             December 31,    December 31,      December 31,
                               2005             2004              2005

Revenues                    $       -        $    4,481        $   9,481
Revenues - Related Party            -             1,200            1,200
                            ---------        ----------        ---------
Gross margin                        -             5,681           10,681
                            ---------        ----------        ---------
EXPENSES:
    General and
    administrative expenses    27,074            10,701           82,710
                            ---------        ----------        ---------
TOTAL OPERATING EXPENSES       27,074            10,701           82,710
                            ---------        ----------        ---------
Net (loss) before other
items                         (27,074)           (5,020)         (72,029)
                            ---------        ----------        ---------
OTHER INCOME
    Interest income                35                 -               35
    Interest expense -
      Related Party            (2,920)           (1,418)          (8,310)
                            ---------        ----------        ---------
                               (2,885)           (1,418)          (8,275)
                            ---------        ----------        ---------
NET (LOSS) BEFORE TAXES       (29,959)           (6,438)         (80,304)

2,053,500 shares issued
and outstanding


     Deficit accumulated
     during the development
     stage                  $ (29,959)       $   (6,438)       $ (80,304)
                            =========        ==========        =========

EARNINGS (LOSS) PER SHARE   $   (0.01)       $    (0.01)       $   (0.04)
                            =========        ==========        =========

WEIGHTED AVERAGE SHARES
OUTSTANDING                 2,004,544         2,000,000        2,000,699
                            =========        ==========        =========

The accompanying notes are an integral part of these financial statements.

                       HAN LOGISTICS, INC.
                  [A DEVELOPMENT STAGE COMPANY]
           STATEMENTS OF STOCKHOLDERS' EQUITY/(DEFICIT)
FOR THE PERIOD FROM INCEPTION (JULY 1, 1999) TO DECEMBER 31, 2005


                                           Additional                 Net
                           Capital Stock    Paid-in  Accumulated Stockholders'
                        Shares      Amount  Capital    Deficit)    Deficit

Balance, July 1, 1999           0  $    0  $     0    $      0    $      0

Issued stock for cash
at inception            2,000,000   2,000   25,000                  27,000

Net loss for the Period
Ended December 31, 1999                                 (2,426)     (2,426)
                        ---------  ------  -------    --------    --------
Balance,
December 31, 1999       2,000,000   2,000   25,000      (2,426)     24,574
                        ---------  ------  -------    --------    --------
Net loss for the Year
Ended December 31, 2000                                (29,845)    (29,845)
                        ---------  ------  -------    --------    --------
Balance,
December 31, 2000       2,000,000   2,000   25,000     (32,271)     (5,271)
                        ---------  ------  -------    --------    --------
Net loss for the Year
Ended December 31, 2001                                 (6,107)     (6,107)
                        ---------  ------  -------    --------    --------
Balance,
December 31, 2001       2,000,000   2,000   25,000     (38,378)    (11,378)
                        ---------  ------  -------    --------    --------
Net loss for the Year
Ended December 31, 2002                                 (2,528)     (2,528)
                        ---------  ------  -------    --------    --------
Balance,
December 31, 2002       2,000,000   2,000   25,000     (40,906)    (13,906)
                        ---------  ------  -------    --------    --------
Net loss for the Year
Ended December 31, 2003                                 (3,001)     (3,001)
                        ---------  ------  -------    --------    --------
Balance,
December 31, 2003       2,000,000   2,000   25,000     (43,907)    (16,907)
                        ---------  ------  -------    --------    --------
Net loss for the Year
Ended December 31, 2004                                 (6,438)     (6,438)
                        ---------  ------  -------    --------    --------
BALANCE,
December 31, 2004       2,000,000   2,000  25,000      (50,345)    (23,345)
                        ---------  ------  -------    --------    --------
Common stock issued
for cash                   53,500      54  53,446            -      53,500

Stock Issuance Costs            -       - (20,398)           -     (20,398)

Net loss for the year
ended December 31, 2005         -       -       -      (29,959)    (29,959)
                        ---------  ------  -------    --------    --------
BALANCE,
December 31, 2005       2,053,500  $2,054  $58,048    $(80,304)   $(20,202)
                        =========  ======  =======    ========    ========


The accompanying notes are an integral part of these financial statements.

                       HAN LOGISTICS, INC.
                  [A DEVELOPMENT STAGE COMPANY]
                     STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004 AND FOR THE PERIOD
             FROM INCEPTION (JULY 1, 1999) TO DECEMBER 31, 2005

                                                                Inception
                             Year Ended      Year Ended     (July 1, 1999) to
                             December 31,    December 31,      December 31,
                               2005             2004              2005

CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                     $  (29,959)     $   (6,438)       $  (80,304)
   in operating activities:
   Changes in assets and
   liabilities:
     (Increase) in accounts
     receivable                   1,575          (1,575)                -
     Increase in accounts
     payable                     14,067           6,162            21,362
     Increase (decrease) in
     accrued expenses             2,921           1,418             7,584
                             ----------      ----------       -----------
        Net cash provided by
        operating activities    (11,396)           (433)          (51,358)
                             ----------      ----------       -----------
CASH FLOWS FROM INVESTING
ACTIVITIES:                           -               -                 -
                             ----------      ----------       -----------
CASH FLOWS FROM FINANCING
ACTIVITIES:
    Increase (decrease) in
    notes payable                23,800           1,230            37,587
    Increase in stock
    issuance costs              (20,398)              -           (20,398)
    Proceeds from issuance
    of common stock              53,500               -            80,500
                             ----------      ----------       -----------
        Net cash provided by
        financing activities     56,902           1,230            97,689
                             ----------      ----------       -----------

Net Increase (decrease) in
cash                             45,506             797            46,331

CASH AT BEGINNING PERIOD            825              28                 -
                             ----------      ----------       -----------
CASH AT END OF PERIOD        $   46,331      $      825       $    46,331
                             ==========      ==========       ===========


SUPPLEMENTAL CASH FLOW INFORMATION:


Cash paid for income taxes   $        -      $        -       $         -

Cash paid for interest
expense                      $        -      $        -       $         -



The accompanying notes are an integral part of these financial statements.

                       HAN LOGISTICS, INC.
                  [A DEVELOPMENT STAGE COMPANY]
                  NOTES TO FINANCIAL STATEMENTS
                    DECEMBER 31, 2005 AND 2004


NOTE 1   Organization, History and Business Activity

Han Logistics, Inc. (Company) was founded July 1, 1999 and was organized to engage in the business of namely the development, marketing and delivering of logistical analysis, problem solving and other logistics services and general business services. The Company was incorporated under the laws of the State of Nevada.

The Company is considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7. It has yet to commence full-scale operations and it continues to develop its planned principal operations.

NOTE 2 - Significant Accounting Policies
This summary of significant accounting policies of Han Logistics, Inc. (the "Company") is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Concentration of Risk
The Company places its cash and temporary cash investments with established financial institutions.

Accounts Receivable

Trade receivables are recognized and carried at the original invoice amount less allowance for any un-collectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. There were no bad debts for the period ended December 31, 2005.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

                       HAN LOGISTICS, INC.
                  [A DEVELOPMENT STAGE COMPANY]
                  NOTES TO FINANCIAL STATEMENTS
                    DECEMBER 31, 2005 AND 2004


Fair Value of Financial Instruments

The Company's financial instruments include cash and cash equivalents, accounts receivable, advances to suppliers, other receivables, accounts payable, short-term bank loans, customer deposits, taxes payable, other payables and accrued expenses and due to stockholders. Management has estimated that the carrying amount approximates their fair value due to their short-term nature.

Shares for Services and Other Assets

The Company accounts for non-cash stock-based compensation issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, Accounting for Equity (deficit) Investments That Are Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Common stock issued to non-employees and consultants is based upon the value of the services received or the quoted market price, whichever value is more readily determinable.

Revenue Recognition

The Company recognizes revenue in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, which states that revenue is generally recognized when it is realized and earned. Specifically, the Company recognizes revenue when services are performed and projects are completed and accepted by the customer.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ materially from those estimates.

                       HAN LOGISTICS, INC.
                  [A DEVELOPMENT STAGE COMPANY]
                  NOTES TO FINANCIAL STATEMENTS
                    DECEMBER 31, 2005 AND 2004

Income Taxes

The Company accounts for income tax using an asset and liability approach and allows for recognition of deferred tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future realization is uncertain.

Segments

The Company operates in only one business segment, namely the development, marketing and delivering of logistical analysis, problem solving and other logistics services.

Loss Per Share

The Company is required to provide basic and dilutive earnings (loss) per common share information.

The basic net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding.

Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities.

For the period ended December 31, 2005, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. Total potentially dilutive securities as of December 31, 2005 approximate 375,870 shares (see Note 6).

                       HAN LOGISTICS, INC.
                  [A DEVELOPMENT STAGE COMPANY]
                  NOTES TO FINANCIAL STATEMENTS
                    DECEMBER 31, 2005 AND 2004

Recent Accounting Pronouncements
SOP 03-3 Accounting for Certain Loans or Debt Securities Acquired in a
Transfer
This SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. This pronouncement is effective for loans acquired in fiscal years beginning on or after December 14, 2004.

EITF 02-14 Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock (May 2004)

The consensus of the task force is that the equity method of accounting for an investment should be used when the investment is in-substance common stock. When the investment is not in-substance common stock the equity method is not to be used. This pronouncement is effective for reporting periods beginning after September 15, 2004.

SFAS 151 Inventory Costs (November 2004)

This statement amended ARB 43 to require items such as idle facility expense, excessive spoilage, double freight, and re-handling costs to be recognized as current period charges and that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This pronouncement is effective for fiscal years beginning after June 15, 2005.

SFAS 152 Accounting for Real Estate Time-Sharing Transactions (December 2004)

This statement adopted the AICPA's SOP 04-2 "Accounting for Real Estate Time-Sharing Transactions", providing guidance on a seller's accounting for real estate time-sharing transactions. This pronouncement is effective for fiscal years beginning after June 15, 2005.

                       HAN LOGISTICS, INC.
                  [A DEVELOPMENT STAGE COMPANY]
                  NOTES TO FINANCIAL STATEMENTS
                    DECEMBER 31, 2005 AND 2004

SFAS 153 Exchange of Non-Monetary Assets (December 2004)

This statement confirms that exchanges of non-monetary assets are to be measured based on the fair value of the assets exchanged except for exchanges of non-monetary assets that do not have commercial substance. Those are measured at entity specific values. This pronouncement is effective for exchanges occurring in fiscal periods beginning after June 15, 2005.

SFAS 154 Accounting Changes and Error Corrections (May 2005)

This statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. It is not believed that this will have an impact on the Company in the foreseeable future as no accounting changes are anticipated

SFAS 123 (revised 2004)--Share-Based Payment (December 2004)
The statement requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. This pronouncement is effective for non-SB issuers on the first interim or annual period beginning after June 15, 2005, and effective for SB issuers on the first interim or annual period beginning after December 15, 2005. It is effective for non-public entities on the first annual reporting period beginning after December 15, 2005.

The implementations of the above pronouncements are not expected to have a material effect on the Company's financial statements.

Reclassifications

Certain amounts have been reclassified and represented to conform to the current financial statement presentation.

NOTE   3   Financial Condition and Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of

                       HAN LOGISTICS, INC.
                  [A DEVELOPMENT STAGE COMPANY]
                  NOTES TO FINANCIAL STATEMENTS
                    DECEMBER 31, 2005 AND 2004

NOTE   3   Financial Condition and Going Concern [continued]

liabilities in the normal course of business. The Company incurred a net loss of $29,959 (from operations) for the period ended December 31, 2005. It also sustained operating losses in prior years as well. These factors raise substantial doubt as to its ability to obtain debt and/or equity financing and achieve profitable operations.

Management intends to raise additional operating funds through equity and/or debt offerings. However, there can be no assurance management will be successful in its endeavors. Ultimately, the Company will need to achieve profitable operations in order to continue as a going concern.

There are no assurances that Han Logistics, Inc. will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support its working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Han Logistics, Inc.. If adequate working capital is not available Han Logistics, Inc. may be required to curtail its operations.
NOTE 4   Income Taxes

Deferred taxes are determined based on the temporary differences between the financial statement and income tax basis of assets and liabilities as measured by the enacted tax rates, which will be in effect when these differences reverse.

The Company has not filed income tax returns for some years. Management believes there are no significant income tax liabilities owing. No provision was made for income taxes in 2005 as a result of the net loss.

Net operating loss carry forwards are recognized, against which a valuation reserve has been applied. The Company recognized a valuation reserve by an amount equal to the deferred tax benefit of the loss carry forwards.

The components of deferred income tax assets (liabilities) at December 31, 2005, were as follows:

                       HAN LOGISTICS, INC.
                  [A DEVELOPMENT STAGE COMPANY]
                  NOTES TO FINANCIAL STATEMENTS
                    DECEMBER 31, 2005 AND 2004

NOTE 4   Income Taxes [continued]

                                                                  Amount
      Net operating loss carry forward   Benefit              $    27,303
      Valuation allowance   (Deduction)                           (27,303)
                                                              -----------
      Net deferred tax assets                                 $         -
                                                              ===========

At December 31, 2005, Han Logistics, Inc. has an a net operating loss carry forward for Federal income tax purposes totaling approximately $80,304 which, if not utilized, will expire in the year 2025. During 2005, the valuation allowance increased by $19,717 from $7,586 as of December 31, 2004.

Income tax expense differs from amounts computed by applying the statutory Federal rate to pretax income as follows:

                                              Years ended December 31,
                                                 2005           2004
Federal statutory rate                          34.0%          34.0%
Effect of:
  Valuation allowance and other                -34.0%         -34.0%
                                               --------       --------
Effective tax rate                               0.0%           0.0%
                                               ========       ========

NOTE 5 - Common Stock

On July 1, 1999, the Board of Directors authorized a stock issuance totaling 2,000,000 shares of common stock to an officer of the Company for cash consideration of $27,000, or $0.0135 per share.
The Company had authorized a stock issuance of a minimum of 50,000 to a maximum of 250,000 shares of its common stock at $1.00 per share. The offering was to be filed under the Securities Act of 1933 or an exemption under the Act.

During 2005, the Company issued 53,500 shares of common stock under this offering. Against the proceeds of the offering, $20,398 of stock issuance costs was offset against additional paid-in capital.

NOTE 6 - Related Party Transactions

Shareholders and other related parties loaned $23,800 to the Company during 2005, which is convertible to common stock at a rate of $0.10 per share. The effect of conversion on the loss per share calculation would be anti-dilutive, as the Company incurred losses in each of the periods presented in the financial statements.

Shareholders and other related parties had loaned $13,787 to the Company as of December 31, 2004, which is convertible to common stock at a rate of $0.10 per share. The effect of conversion on the loss per share calculation would be anti-dilutive, as the Company incurred losses in each of the periods presented in the financial statements.

                       HAN LOGISTICS, INC.
                  [A DEVELOPMENT STAGE COMPANY]
                  NOTES TO FINANCIAL STATEMENTS
                    DECEMBER 31, 2005 AND 2004

NOTE 6 - Related Party Transactions [continued]

The Company has recorded accrued interest payable attributable to the related party liabilities accrued at 10% per annum totaling $7,584 at December 31, 2005. The shareholder loans are unsecured and are payable on demand.

During the prior year, the Company recorded revenues of $1,200, which were earned from services provided to a related party. The party and the Company have related officers. No amounts are due to or from this party as of December 31, 2005.

The Company currently utilizes office space on a rent-free basis from a shareholder, and shall do so until substantial revenue-producing operations commence. Management deemed the rent-free space to be of nominal value.

Note 7 - Concentrations

For the year ended December 31, 2004, one customer represented approximately 79% or $4,481 of total revenues and 100% of accounts receivable. Prior to the Company earning revenues from this customer, the Company's President was an employee of the customer. Additionally, a related party customer represented 21% or $1,200 of total revenues. If these customers decrease or terminate their business with the Company, the impact may have adverse effects on the Company's operations and financial condition.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

David T. Thomson, P.C., Certified Public Accountant, of Salt Lake
City, Utah, audited our financial statements as of December 31, 2001, and 2000.

Effective during the fourth quarter of 2004, our Board of Directors voted to engage Mantyla McReynolds, a Professional Corporation, as our new independent accountants, as Mr. Thomson had advised us that he was no longer auditing the financial statements of public companies.

There were no disagreements between us and David T. Thomson, P.C., whether resolved or not resolved, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved, would have caused him to make reference to the subject matter of the disagreement in connection with his report.

With the exception of a "going concern" qualification, the independent auditors' report of David T. Thomson, P.C. with respect to our audited financial statements as of December 31, 2001, and 2000, did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

During our two most recent calendar years, and since then, David T. Thomson, P.C., has not advised us that any of the following exists or is applicable:

               (1) That the internal controls necessary for us to develop reliable financial statements do not exist;

               (2) That information has come to its attention that has made it unwilling to rely on management's representations or unwilling to be associated with the financial statements prepared by management;

               (3) That the scope of its audit should be expanded significantly, or that information has come to its attention that it has concluded will, or if further investigated might, materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent audited financial statements (including information that might preclude the issuance of an unqualified audit report), and the issue was not resolved to the accountant's satisfaction prior to its resignation.

Item 8A.  Controls and Procedures.
----------------------------------

Within 90 days prior to the date of this Annual Report, we carried out an evaluation, under the supervision and with the participation of our President/Secretary/Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President/Secretary/Treasurer concluded that our disclosure controls and procedures are effective in timely alerting her to material information required to be included in our periodic reports that are filed with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

Item 8(b).  Other.
------------------

None; not applicable.

                             PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

     Identification of Directors and Executive Officers.
     ---------------------------------------------------

     The following table sets forth the names of all of our current directors and executive officers. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.

       Name                     Age                         Title
---------------------           ---       ------------------------------------
Amee Han Lombardi               36        President, Secretary, Treasurer and
                                          Director

Michael Vardakis                41        Director

     Business Experience.
     --------------------

Amee Han Lombardi has served as the President, the Treasurer and a director of
Han Logistics since its inception on July 1, 1999.   She is currently our
executive officer and a director. From July 2000 to May 2004, she was employed by Sierra Design Group, a gaming engineering firm based in Reno, Nevada, as a project coordinator, acting warehouse manager, acting shipping manager, acting materials manager, and project manager. Ms. Han Lombardi graduated from the University of Nevada, Reno, Nevada, majoring in logistics management, in December 2004. She completed a logistics internship with Mars, Inc. - Kal Kan, Reno, Nevada, during which she researched and analyzed the optimal utilization of logistics technicians; wrote ISO-9000 compliant procedures manuals for several positions; developed applied software capable of consolidating technician duties and reduced man hours; and made software revisions, situationally adapted software, revised key personnel duties and made various other recommendations. She was employed, from June 1997 through June 1999, by United Blood Services, Reno, Nevada, as a Senior Donor Care Specialist, with responsibility for the determination of donor eligibility based upon Federal guidelines; the administration of post-donation care; and the leadership of a special projects team engaged in maximizing efficiency and scope in the utilization of resources. From October 1992 through March 1997, Ms. Han Lombardi was employed in the position of Senior Customer Service Agent by the Eldorado Hotel and Casino, Reno, Nevada. In this position, she was responsible for customer service and development and the training of all departmental new hires. She was employed, from April 1991 through May 1992, by Sheraton Worldwide Reservations, Austin, Texas, as a Reservations Agent with responsibility for a database of over 500 properties. Ms. Han Lombardi attended the University of Texas, Austin, Texas, from September 1987 through May 1992.

Michael Vardakis, age 41, has served as director of our Company since January, 2005. Mr. Vardakis has also served as President and Treasurer of Syntony Group, Inc. since March 20, 2003. Mr. Vardakis has served as the Secretary and a director since August 9, 2001, and Treasurer since August 28, 2001, of Asyst Corporation, a publicly-held company and a "reporting issuer" under the Exchange Act, until his resignation from all of these positions in February, 2004. Mr. Vardakis is also presently serving as the President and a director of Gulf & Orient Steamship Company, Ltd., a non-reporting publicly-held company, since March 6, 2003. Since 1991, he has been employed as a salesman, and served as the Secretary, for AAA Jewelry & Loan, Inc. ("AAA Jewelry & Loan"), of Salt Lake City, Utah, a closely-held pawn brokerage business managed and co-owned by Terry S. Pantelakis, Mr. Vardakis' father-in-law. Since 1994, Mr. Vardakis has served as an executive officer, a director and a controlling shareholder of Michael Angelo Jewelers, Inc. ("Michael Angelo Jewelers"), Salt Lake City, Utah, a closely-held retail jewelry business that he founded together with Angelo Vardakis, his brother. He has been a manager and a 50% owner of M.N.V. Holdings, LLC, Salt Lake City, Utah, a real estate holding company; from July, 1997 until April, 2002, Mr. Vardakis served as President and a director of Pawnbrokers Exchange, Inc., a "reporting issuer" under the Exchange Act, until 2001; and since November, 1997, Mr. Vardakis has been a manager and a member of M.H.A., LLC, Salt Lake City, Utah, a closely-held investment company co-owned together with his brother, Angelo Vardakis, among others. Since June 1996, Mr. Vardakis has served as a director and a controlling shareholder of TMV Holdings, Inc. ("TMV Holdings"), Sparks, Nevada, privately-held investment company that he co-owns with Vincent Lombardi. He has also been a manager and a member of two Salt Lake City, Utah, real estate holding companies, V Financial, LLC, and BNO, LLC, since December 1999 and January 1997, respectively. He attended the University of Utah, Salt Lake City, Utah, from 1983 through 1984.

     Significant Employees.
     ----------------------

There are no employees who are not executive officers and who are expected to make a significant contribution to our Company's business.

     Family Relationships.
     ---------------------

There are no family relationships between any director or executive officer.

     Involvement in Certain Legal Proceedings.
     -----------------------------------------

During the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of our Company:

          (1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

          (2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

          (3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

          (4) was found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

     Compliance with Section 16(a) of the Exchange Act.
     --------------------------------------------------

Not applicable.

     Audit Committee.
     ----------------

We have no audit committee, and we are not required to have an audit committee; we do not believe the lack of an audit committee will have any adverse effect on our financial statements, based upon our current business operations. We will assess whether an audit committee may be necessary in the future.

     Compensation Committee.
     -----------------------

We have not established a Compensation Committee because, due to our lack of substantial operations and the fact that we only have two directors and executive officers, we believe that we are able to effectively manage the issues normally considered by a Compensation Committee. Following an increase in our current operations, a further review of this issue will no doubt be necessitated and undertaken by our management.

     Nominating and Corporate Governance Committee.
     ----------------------------------------------

We have not established a Nominating and Corporate Governance Committee because, due to our lack of substantial operations and the fact that we only have two directors and executive officers, we believe that we are able to effectively manage the issues normally considered by a Nominating and Corporate Governance Committee. Following an increase in our current operations, a further review of this issue will no doubt be necessitated and undertaken by our management.
     Code of Ethics.
     ---------------

     We adopted a Code of Ethics for our Chief Executive Officer or our Chief Financial Officer and have attached a copy of our Code of Ethics as an exhibit to this Annual Report. See Part III, Item 13 of this Annual Report.

     A copy of our Code of Ethics will be provided, free of charge, upon request to us at the address and telephone number listed on the cover page of this Annual Report.

Item 10. Executive Compensation.
--------------------------------

The following table sets forth the aggregate compensation paid by us for services rendered during the periods indicated:

                        SUMMARY COMPENSATION TABLE
                                       Long Term Compensation
                 Annual Compensation     Awards          Payouts

(a)         (b)      (c)     (d)     (e)       (f)    (g)       (h)    (i)
                                                      Secur-
                                     Other            ities            All
Name and   Year or                   Annual   Rest-   Under-    LTIP   Other
Principal  Period   Salary  Bonus    Compen-  ricted  lying     Pay-   Comp-
Position   Ended     ($)    ($)      sat'n    Stock   Options   outs   ensat'n
------------------------------------------------------------------------------
Amee     12/31/05     0     0        0         0      0         0       0
Han      12/31/04     0     0        0         0      0         0       0
Lombardi 12/31/03     0     0        0         0      0         0       0
President,
Secretary,
Treasurer
Director

Michael  12/31/05     0     0        0         0      0         0       0
Vardakis 12/31/04     0     0        0         0      0         0       0
Director 12/31/03     0     0        0         0      0         0       0

Kathleen 12/31/05     0     0        0         0      0         0       0
M.       12/31/04     0     0        0         0      0         0       0
Kennedy  12/31/03     0     0        0         0      0         0       0
Former VP,
Secretary
and Director

Ms. Amee Han Lombardi our President/Secretary/Treasurer and director, and Ms. Kathleen Kennedy, a former executive officer and director, have served as part-time employees of Han Logistics. Except for directors' fees in the amount of $250 paid quarterly to each of Mesdames Han Lombardi and Kennedy through September 30, 2001, no cash compensation has been awarded to, earned by or paid to either individual for all services rendered in all capacities to Han Logistics since our organization on July 1, 1999. However, on July 1, 1999, we issued and sold to Ms. Han Lombardi, our President/Secretary/Treasurer, 2,000,000 shares of common stock in consideration for the sum of $27,000 in cash ($.0135 per share). Further, the sum of $1,000, out of the proceeds anticipated, without assurance, to be received from our current stock offering, has been allocated to pay directors' fees of $250 per quarter to each Ms. Han Lombardi and Mr. Vardakis. In addition to these directors' fees, the amounts of $30,000, out of the maximum anticipated offering proceeds, have been allocated for the salary of Ms. Han Lombardi. However, we anticipate that, at the time, if ever, that our financial position permits, Ms. Han Lombardi and Mr. Vardakis and any other executive officers and/or directors of Han Logistics will receive reasonable salaries and other appropriate compensation, such as bonuses, coverage under medical and/or life insurance benefits plans and participation in stock option and/or other profit sharing or pension plans, for services as executive officers of Han Logistics.

     Stock Option Plans.
     -------------------

Neither of our executive officers or directors holds any option to purchase any securities of Han Logistics. In the future, we may offer stock options to employees, non-employee members of the Board of Directors and consultants; however, we have not proposed or adopted any stock option plan; and no options have been granted as of the date hereof. We have no retirement, pension, profit sharing, insurance, medical reimbursement or any other executive incentive or other programs or benefits covering our executive officers and/or directors, and we do not contemplate implementing any of these plans at this time.

Under Nevada law and pursuant to our Articles of Incorporation, we may indemnify our officers and directors for various expenses and damages resulting from their acting in this capacity. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to officers or directors of Han Logistics pursuant to those provisions, we have been informed by our counsel that, in the opinion of the U.S. Securities and Exchange Commission, this indemnification is against public policy as expressed in the Securities Act of 1933, and is therefore unenforceable.

     Compensation of Directors.
     --------------------------

Our standard arrangement to pay our directors the sum of $250 per quarter as directors' fees for their services as directors was terminated at the end of the quarter ended September 30, 2001. This arrangement will not be recommenced until the conclusion of our current offering of up to 250,000 shares of our common stock.
     Employment Agreements.
     ----------------------

We have no employment agreement with Ms. Amee Han Lombardi, our sole executive officer. We may enter employment agreements with Ms. Han Lombardi and/or future executive officers of Han Logistics after the completion of our current stock offering.

     Termination of Employment and Change of Control Arrangement.
     ------------------------------------------------------------

There are no employment contracts, compensatory plans or arrangements, including payments to be received from our Company, with respect to any director or executive officer of our Company which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with our Company, any change in control of the Company, or a change in the person's responsibilities following a change in control of our Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

     Security Ownership of Certain Beneficial Owners.
     ------------------------------------------------

The following table sets forth the shareholdings of our directors and executive officers and those persons who own more than five percent of the Company's common stock as of the date hereof, to wit:

                        Number of Shares           Percentage
Name and Address       Beneficially Owned           of Class (1)
----------------       ------------------           --------
Amee Han Lombardi          2,000,000                  97.1%
5925 Starcrest Ave.
Reno, Nevada  89523

Michael Vardakis            -0-                        0.0%
601 South State
Salt Lake City, Utah
84111

All Executive
Officers and
Directors of
Han Logistics              2,000,000                  97.1%
as a Group (Two
Persons)
-------------------

     (1) Based upon 2,060,700 shares of our common stock issued and outstanding as of the date hereof.

     Changes in Control.
     -------------------

There are no present arrangements or pledges of Han Logistics's securities which may result in a change in control.

Item 12. Certain Relationships and Related Transactions.
--------------------------------------------------------

There have been no material transactions involving $60,000 or more between us or our subsidiaries and/or our directors, executive officers or five percent stockholders.

     Parents of the Issuer.
     ----------------------

Amee Han Lombardi may be deemed to be a parent of the issuer due to her ownership of approximately 97% of its issued and outstanding shares.

Item 13. Exhibits and Reports on Form 8-K.
------------------------------------------

     Reports on Form 8-K.
     --------------------

     None.

                                                  Exhibit
Exhibits*                                         Number
Number                                            ------
------
          (i)

Code of Ethics                                     14

302 Certification of Amee Han Lombardi             31

906 Certification                                  32

          (ii)                          Where Incorporated
                                       In This Annual Report
Number                                 ---------------------
------
Articles of Incorporation of Han
Logistics, Inc., filed July 1, 1999.  Registration Statement on Form SB-2**

Bylaws of Han Logistics, Inc.         Registration Statement on Form SB-2**

     * A summary of any Exhibit is modified in its entirety by reference to the actual Exhibit.

     **   Incorporated by reference.

Item 14. Principal Accountant Fees and Services.

The following is a summary of the fees billed to us by our principal accountants during the calendar years ended December 31, 2005 and 2004:

     Fee category               2005           2004
     ------------               ----           ----

     Audit fees                 $6,756         $3,808

     Audit-related fees         $  507         $0

     Tax fees                   $0             $0

     All other fees             $0             $0
                                ------         ------

     Total fees                 $7,263         $3,808

Audit fees. Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and the review of financial statements included in our Forms 10-QSB Quarterly Reports or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.
Audit-related fees. Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of Han Logistics's financial statements and are not reported under "Audit fees."

Tax fees. Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

All other fees. Consists of fees for products and services provided by our principal accountants, other than the services reported under "Audit fees," "Audit-related fees" and "Tax fees" above.

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             Han Logistics, Inc.

Date: 4/13/2006                            By  /s/Amee Han Lombardi
     ----------                               ---------------------
                                              President, Secretary, Treasurer
                                              and Director

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: 4/13/2006                               /s/Amee Han Lombardi
     ----------                              ---------------------
                                             President, Secretary, Treasurer
                                             and Director

Date: 4/13/2006                               /s/Michael Vardakis
     ----------                              --------------------
                                             Director