Form 10QSB
period 2006-03-31
HAN LOGISTICS INC
filed 2006-05-22
CIK 1132509

U. S. Securities and Exchange Commission
                     Washington, D. C. 20549

                          FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2006

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

                             2,053,500
                           March 31, 2006

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

                       HAN LOGISTICS, INC.
                  (A Development Stage Company)
                          BALANCE SHEETS
            As of March 31, 2006 and December 31, 2005


                                                          2006     2005

ASSETS
CURRENT ASSETS:
    Cash                                                 $34,302  $46,331
                                                         -------  -------
             Total Current Assets                         34,302   46,331
                                                         -------  -------

TOTAL ASSETS                                             $34,302  $46,331
                                                         =======  =======
LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

CURRENT LIABILITIES:
     Accounts payable                                    $28,020  $21,362
     Accrued liabilities-Related parties                  12,523    7,584
     Notes payable-Related parties                        37,587   37,587
                                                         -------  -------
             Total Current Liabilities                    78,130   66,533
                                                         -------  -------
             Total liabilities                            78,130   66,533
                                                         -------  -------

Commitments and Contingencies

STOCKHOLDERS' EQUITY/(DEFICIT):
     Common stock, $.001 par value; 50,000,000
       shares authorized; 2,053,500 shares
       issued and outstanding at March 31, 2006
       and December 31, 2005                               2,054    2,054
       Additional paid-in capital                         58,048   58,048
       Accumulated deficit during the development stage (103,930) (80,304)
                                                         -------  -------
             Total Stockholders' Equity/(Deficit)        (43,828) (20,202)
                                                         -------  -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)     $34,302  $46,331
                                                         =======  =======

See accompanying notes to financial statements.

                       HAN LOGISTICS, INC.
                  (A Development Stage Company)
                     STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2006 and 2005 and From the Date of Inception
                 (July 1, 1999) to March 31, 2006

                                                                    Date of
                                                                   Inception
                                                                (July 1, 1999)
                                             Three Months Ended       to
                                                  March 31,        March 31,
                                               2006       2005      2006
Revenues                                    $      -    $     -    $  9,481
Revenues-Related  party                            -          -       1,200
                                            --------    -------    --------
Gross revenues                                     -          -      10,681
                                            --------    -------    --------
Operating Expenses:
    General and administrative expenses       22,686      2,331     105,396
                                            --------    -------    --------
    Total operating expenses                  22,686      2,331     105,396
                                            --------    -------    --------
Loss from Operations                         (22,686)    (2,331)    (94,715)

Other Income/(Expense)
     Interest income                               -          -          35
     Interest (expense)                         (940)      (345)     (9,250)
                                            --------    -------    --------
Total Other Income (Expense)                    (940)      (345)     (9,215)
                                            --------    -------    --------
(Loss) from Continuing Operations            (23,626)    (2,676)   (103,930)

Provisions for Income Taxes                        -          -           -
                                            --------    -------    --------
Net (Loss)                                  $(23,626)   $(2,676)  $(103,930)
                                            ========    =======    ========
Net (Loss) Per Share:
      Basic and Diluted                     $  (0.01)   $ (0.01)  $   (0.05)
                                            ========    =======    ========
Weighted Average Shares Outstanding
      Basic and Diluted                    2,053,500  2,000,000   2,002,642
                                           =========  =========   =========

See accompanying notes to financial statements.

                       HAN LOGISTICS, INC.
                  (A Development Stage Company)
                     STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2006 and 2005 and From the Date of Inception
                 (July 1, 1999) to March 31, 2006

                                                                    Date of
                                                                   Inception
                                                                (July 1, 1999)
                                             Three Months Ended       to
                                                  March 31,        March 31,
                                               2006       2005      2006
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income/(loss)                        $(23,626) $(2,676) $(103,930)
     Adjustments to reconcile net income/
          (loss) to net cash used
          in operating activities:
             Depreciation and amortization           -        -          -
          Changes in assets and liabilities:
             Decrease in accounts receivable         -    1,575          -
             Increase in prepaid expenses            -   (2,365)         -

             Increase (decrease) in accounts
              payable and accrued expenses      11,597   (5,038)    40,543
                                              --------  -------  ---------
             Net cash provided by (used in)
             operating activities              (12,029)  (8,504)   (63,387)
                                              --------  -------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:                -        -          -
                                              --------  -------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase/(decrease) in notes payable            -    8,300     37,587
     (Increase) in stock issuance costs              -        -    (20,398)
     Proceeds from issuance of common stock          -        -     80,500
                                              --------  -------  ---------
             Net cash from financing
             activities                              -    8,300     97,689
                                              --------  -------  ---------
             Net increase (decrease) in cash   (12,029)    (204)    34,302

CASH AT BEGINNING PERIOD                        46,331      825          -
                                              --------  -------  ---------
CASH AT END OF PERIOD                         $ 34,302  $   621  $  34,302
                                              ========  =======  =========
SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest                   $      -  $     -  $       -
                                              ========  =======  =========
     Cash paid for income taxes               $      -  $     -  $       -
                                              ========  =======  =========

See accompanying notes to financial statements.

                       HAN LOGISTICS, INC.
             CONDENSED NOTES TO FINANCIAL STATEMENTS
                          March 31, 2006
                           (unaudited)

 CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS - March 31, 2006

NOTE A - PRESENTATION

The balance sheets of the Company as of March 31, 2006 and December 31, 2005, the related consolidated statements of operations for the three months ended March 31, 2006 and 2005 and from the date of inception (July 1, 1999) of the development stage period through March 31, 2006, and the statements of cash flows for the three months ended March 31, 2006 and 2005 and from the date of inception (July 1, 1999) of the development stage period through March 31, 2006, (the financial statements) include all adjustments (consisting of normal recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's December 31, 2005, Form 10-KSB and the Company's Form 8-K and 8-K/A filings.

NOTE B - REVENUE RECOGNITION

The Company currently has no significant source of revenues. Revenue from the sale of goods or services is recognized when the significant risks and rewards of ownership are transferred to the buyer.

NOTE C - DEVELOPMENT STAGE COMPANY/GOING CONCERN

Han Logistics, Inc. is a development stage company as of July 1, 1999(Inception). The Company is subject to risks and uncertainties, including new product development, actions of competitors, reliance on the knowledge and skills of its employees to be able to service customers, and availability of sufficient capital and a limited operating history. Accordingly, the Company presents its financial statements in accordance with the accounting principles generally accepted in the United States of America that apply in establishing new operating enterprises. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the accumulated statement of operations and cash flows from inception of the development stage to the date on the current balance sheet. Contingencies exist with respect to this matter, the ultimate resolution of which cannot presently be determined.

GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company was in default on its notes and various accounts payable, has not generated any operating revenue, has incurred significant operating losses to date, has a negative cash flow from operations and has working capital and stockholders' deficits, which raises substantial doubt about its ability to continue as a going concern.

In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations.

Management is attempting to raise additional capital and is seeking a business combination. Management believes that this plan provides an opportunity for the Company to continue as a going concern.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------


This Report contains forward-looking statements. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements usually contain the words "estimate," "anticipate," "believe," "expect," or similar expressions, and are subject to numerous known and unknown risks and uncertainties. In evaluating such statements, prospective investors should carefully review various risks and uncertainties identified in this Report, including the matters set forth in the Company's other SEC filings. These risks and uncertainties could cause the Company's actual results to differ materially from those indicated in the forward-looking statements. The Company undertakes no obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

Although forward-looking statements in this Quarterly Report on Form 10-QSB reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-KSB. We file reports with the Securities and Exchange Commission ("SEC"). We shall make available, free of charge, our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. You can read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report on Form 10-QSB. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations, and prospects.

General

Han Logistics, Inc. (the "Company") is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7. The Company was incorporated under the laws of the State of Nevada on July 1, 1999.

Plan of Operations

We propose to develop, market and deliver logistical analysis, problem-solving and other logistics services to business customers. Han Logistics is in the development stage and, to date, management has devoted substantially all of their time and effort to organizational and financing matters. Through the date hereof, we have not yet generated material service revenue and we have realized a net loss from operations. We did not generate any revenue during the quarter ended March 31, 2006 or the year December 31, 2005, and our net loss during the quarter ended March 31, 2006 was $(23,626). For the period from inception through March 31, 2006, we had total revenues of $10,681 and a net loss of $(103,930).

Operating expenses for the quarter ended March 31, 2006, and the period from inception through March 31, 2006, totaled $22,686 and $105,396, respectively. As of the date hereof, we have sold a total of 60,700 shares of our common stock under our offering of 250,000 shares at a price of $1.00 per share, for gross proceeds of $60,700. We expect that these offering proceeds will satisfy our cash requirements for at least the next year and that it will not be necessary, during that period, to raise additional funds to meet the expenditures required for operating our business. We plan to employ a marketing specialist on a per project basis and a part-time bookkeeper with $9,000 of our offering proceeds. We do not anticipate the performance of any research and development during the next 12 months.

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

Financial Condition, Capital Resources and Liquidity.
-----------------------------------------------------

As of March 31, 2006, we had total cash assets of $34,302, which was derived from the proceeds of our stock offering. We had total current liabilities of $78,130 and working capital and stockholders' deficit of $(43,828) as of March 31, 2006. Deficits accumulated during the development stage totaled $(103,930). Our financial statements are presented on the basis that Han Logistics is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. However, our independent accountants have noted that the Company has accumulated losses from operations and has the need to raise additional financing in order to satisfy its vendors and other creditors and execute its business plan. These factors raise substantial doubt about our ability to continue as a going concern. Our future success will be dependent upon our ability to provide effective and competitive logistical analysis, problem-solving and other logistics services that meet customers' changing requirements. Should Han Logistics' efforts to raise additional capital through equity and/or debt financing fail, Amee Han Lombardi, our President/Secretary/Treasurer, is expected to provide the necessary working capital so as to permit Han Logistics to continue as a going concern.

At March 31, 2006 the Company had no material operations and was still seeking capital through its stock offering in order to resume operations. At March
31, 2006 and through the date of this filing, the Company has yet to obtain any other commitments for additional funding or commence its business activity. In April, 2006, which is subsequent to the period covered by this filing, the Company has received another $14,700 in proceeds its stock offering. As of the date hereof, the Company has received a total of $60,700 under its offering, and it expects to formally close the offering, with no additional proceeds being raised, in the near future.

Until the Company obtains the capital required to develop any properties or businesses and obtains the revenues needed from its future operations to meet its obligations, the Company will depend on sources other than operating revenues to meet its operating and capital needs. Operating revenues may never satisfy these needs.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

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

Date: May 22, 2006                  HAN LOGISTICS, INC.
                                       (Registrant)


                                       By:/s/ Amee Han Lombardi
                                          ---------------------
                                          Amee Han Lombardi,
                                          President/Secretary/Treasurer


                                          By:/s/ Michael Vardakis
                                          -----------------------
                                          Michael Vardakis
                                          Director