Form 10QSB
period 2006-06-30
HAN LOGISTICS INC
filed 2006-08-14
CIK 1132509

U. S. Securities and Exchange Commission
                     Washington, D. C. 20549

                          FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2006

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

Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter Period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X

           Applicable Only to Issuers Involved in Bankruptcy
              Proceedings During the Preceding Five Years

Not applicable.

Check whether the Registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Not applicable.

                 Applicable Only to Corporate Issuers

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: June 30, 2006 - 2,073,700 shares of common stock.

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

                       HAN LOGISTICS, INC.
                  (A Development Stage Company)
                          BALANCE SHEETS
            As of June 30, 2006 and December 31, 2005


                                                          2006     2005

ASSETS
CURRENT ASSETS:
    Cash                                                 $34,939  $46,331
                                                         -------  -------
             Total Current Assets                         34,939   46,331
                                                         -------  -------
PROPERTY AND EQUIPMENT, NET                                1,663        0
                                                         -------  -------
OTHER ASSETS
    Deposits and other                                         0        0
                                                         -------  -------
             Total Other Assets                                0        0
                                                         -------  -------
TOTAL ASSETS                                             $36,602  $46,331
                                                         =======  =======
LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

CURRENT LIABILITIES:
     Accounts payable                                    $26,468  $21,362
     Accrued liabilities-Related parties                  13,463    7,584
     Notes payable-Related parties                        37,587   37,587
                                                         -------  -------
             Total Current Liabilities                    77,518   66,533
                                                         -------  -------
             Total liabilities                            77,518   66,533
                                                         -------  -------

STOCKHOLDERS' EQUITY/(DEFICIT):
     Common stock, $.001 par value; 50,000,000
       shares authorized; 2,073,700 shares issued and
       outstanding June 30, 2006 and 2,053,500 shares
       issued and outstanding at December 31, 2005         2,074    2,054
       Additional paid-in capital                         78,228   58,048
       Accumulated deficit during the development stage (121,218) (80,304)
                                                         -------  -------
             Total Stockholders' Equity/(Deficit)        (40,916) (20,202)
                                                         -------  -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)     $36,602  $46,331
                                                         =======  =======

See accompanying notes to financial statements.

                       HAN LOGISTICS, INC.
                  (A Development Stage Company)
                     STATEMENTS OF OPERATIONS
Six Months Ended June 30, 2006 and 2005 and the Three Months Ended June 30, 2006 and 2005 and From the Date of Inception (July 1, 1999) to June 30, 2006

                                                                    Date of
                                                                   Inception
                                                                (July 1, 1999)
                            Six Months Ended Three Months Ended       to
                               June 30,          June 30,          June 30,
                             2006     2005     2006       2005      2006
Revenues                   $     - $      - $      -    $     -    $  9,481
Revenues-Related  party          -        -        -          -       1,200
                           ------- -------- --------    -------    --------
Gross revenues                   -        -        -          -      10,681
                           ------- -------- --------    -------    --------
Operating Expenses:
    Depreciation and
    Amortization                98        -       98          -          98
    General and
    administrative expenses 38,937    5,989   16,251      3,658     121,647
                           ------- -------- --------    -------    --------
    Total operating
    expenses                39,035    5,989   16,349      3,658     121,745
                           ------- -------- --------    -------    --------
Loss from Operations       (39,035)  (5,989) (16,349)    (3,658)   (111,064)
                           ------- -------- --------    -------    --------
Other Income/(Expense)
     Interest income             -        1        -          1          35
     Interest (expense)     (1,879)    (897)    (939)      (552)    (10,189)
                           ------- -------- --------    -------    --------
Total Other Income (Expense)(1,879)    (896)    (939)      (551)    (10,154)
                           ------- -------- --------    -------    --------
(Loss) from Continuing
Operations                 (40,914)  (6,885) (17,288)    (4,209)   (121,218)

Provisions for Income Taxes      -        -        -          -           -
                           ------- -------- --------    -------    --------
Net (Loss)                 (40,914)  (6,885) (17,288)    (4,209)   (121,218)
                           ======= ======== ========    =======    ========
Net (Loss) Per Share:
      Basic and Diluted    $ (0.02)$  (0.01)$  (0.01)   $ (0.01)   $  (0.06)
                           ======= ======== ========    =======    ========
Weighted Average Shares
Outstanding
      Basic and Diluted   2,061,618 2,000,000 2,069,737 2,000,000  2,004,720
                          ========= ========= ========= =========  =========

See accompanying notes to financial statements.

                       HAN LOGISTICS, INC.
                  (A Development Stage Company)
                     STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2006 and 2005 and From the Date of Inception
                 (July 1, 1999) to June 30, 2006

                                                                    Date of
                                                                   Inception
                                                                (July 1, 1999)
                                             Six Months Ended       to
                                                  June 30,         June 30,
                                               2006       2005      2006
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income/(loss)                        $(40,914) $(6,885) $(121,218)
     Adjustments to reconcile net income/
          (loss) to net cash used
          in operating activities:
             Depreciation and amortization          98        -         98
          Changes in assets and liabilities:
             Decrease in accounts receivable         -    1,575          -
             Increase (decrease) in accounts
              payable and accrued expenses      10,985   (3,254)    39,931
                                              --------  -------  ---------
             Net cash from
             operating activities              (29,831)  (8,564)   (81,189)
                                              --------  -------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of computer equipment             (1,761)       -     (1,761)
                                              --------  -------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase/(decrease) in notes payable            -    8,300     37,587
     (Increase) in stock issuance costs              -        -    (20,398)
     Proceeds from issuance of common stock     20,200        -    100,700
                                              --------  -------  ---------
             Net cash from financing
             activities                         20,200    8,300    117,889
                                              --------  -------  ---------
             Net increase/(decrease) in cash   (11,392)    (264)    34,939

CASH AT BEGINNING PERIOD                        46,331      825          -
                                              --------  -------  ---------
CASH AT END OF PERIOD                         $ 34,939  $   561  $  34,939
                                              ========  =======  =========
SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest                   $      -  $     -  $       -
                                              ========  =======  =========
     Cash paid for income taxes               $      -  $     -  $       -
                                              ========  =======  =========

See accompanying notes to financial statements.

                       HAN LOGISTICS, INC.
             CONDENSED NOTES TO FINANCIAL STATEMENTS
                          June 30, 2006
                           (unaudited)

NOTE A - PRESENTATION

In the opinion of management, the balance sheets of the Company as of June 30, 2006 and December 31, 2005, the related consolidated statements of operations for the three and six months ended June 30, 2006 and 2005 and from the date of inception (July 1, 1999) of the development stage period through June 30, 2006, and the statements of cash flows for the six months ended June 30, 2006 and 2005 and from the date of inception (July 1, 1999) of the development stage period through June 30, 2006, (the financial statements) include all adjustments (consisting of normal recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's December 31, 2005, Form 10-KSB and the Company's Form 8-K and 8-K/A filings.

NOTE B - REVENUE RECOGNITION

The Company currently has no significant source of revenues. Revenue from the sale of goods or services is recognized when the significant risks and rewards of ownership are transferred to the buyer.

NOTE C - DEVELOPMENT STAGE COMPANY

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

NOTE D - STOCK ISSUANCE

In the quarter ended June 30, 2006, the Company has received another $20,200 in proceeds from its stock offering. As of the date hereof, the Company has received a total of $73,700 under its offering.

NOTE E - GOING CONCERN

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

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

This Quarterly Report contains forward-looking statements. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements usually contain the words "estimate," "anticipate," "believe," "expect," or similar expressions, and are subject to numerous known and unknown risks and uncertainties. In evaluating such statements, prospective investors should carefully review various risks and uncertainties identified in this Quarterly Report, including the matters set forth in the Company's other SEC filings. These risks and uncertainties could cause the Company's actual results to differ materially from those indicated in the forward-looking statements. The Company undertakes no obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

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

Plan of Operations

We propose to develop, market and deliver logistical analysis, problem-solving and other logistics services to business customers. Han Logistics is in the development stage and, to date, management has devoted substantially all of their time and effort to organizational and financing matters. Through the date hereof, we have not yet generated material service revenue, and we have realized a net loss from operations. We did not generate any revenue during the quarter ended June 30, 2006, or the year December 31, 2005, and our net loss during the quarter ended June 30, 2006 was $(17,288). For the period from inception through June 30, 2006, we had total revenues of $10,681 and a net loss of $(121,218).

Operating expenses for the quarter ended June 30, 2006, and the period from inception through June 30, 2006, totaled $16,349 and $121,745, respectively. As of the date hereof, we have sold a total of 73,700 shares of our common stock under our offering of 250,000 shares at a price of $1.00 per share, for gross proceeds of $73,700. We expect that these offering proceeds will satisfy our cash requirements for at least the next year and that it will not be necessary, during that period, to raise additional funds to meet the expenditures required for operating our business. We plan to employ a marketing specialist on a per project basis and a part-time bookkeeper with $9,000 of our offering proceeds. We do not anticipate the performance of any research and development during the next 12 months.

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

Financial Condition, Capital Resources and Liquidity.
-----------------------------------------------------

As of June 30, 2006, we had total cash assets of $34,939, which was derived from the proceeds of our stock offering. We had total current liabilities of $77,518 and working capital and stockholders' deficit of $(40,916) as of June 30, 2006. Deficits accumulated during the development stage totaled $(121,218). Our financial statements are presented on the basis that Han Logistics is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. However, our independent accountants have noted that the Company has accumulated losses from operations and has the need to raise additional financing in order to satisfy its vendors and other creditors and execute its business plan. These factors raise substantial doubt about our ability to continue as a going concern. Our future success will be dependent upon our ability to provide effective and competitive logistical analysis, problem-solving and other logistics services that meet customers' changing requirements. Should Han Logistics' efforts to raise additional capital through equity and/or debt financing fail, Amee Han Lombardi, our President/Secretary/Treasurer, is expected to provide the necessary working capital so as to permit Han Logistics to continue as a going concern, at least for a reasonable period of time.

At June 30, 2006, the Company had no material operations and was still seeking capital through its stock offering in order to resume operations. At June
30, 2006, and through the date of this filing, the Company has yet to obtain any other commitments for additional funding or commence its business activity. In the quarter ended June 30, 2006, the Company has received another $20,200 in proceeds from its stock offering. As of the date hereof, the Company has received a total of $73,700 under its offering, and it will formally close the offering, with no additional proceeds being raised, in the near future.

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

Item 3.   Controls and Procedures.

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President and Secretary, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Secretary concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our President and Secretary, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic Securities and Exchange Commission reports. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our President and Secretary have concluded that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected our internal controls over financial reporting.

                  PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None; not applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None; not applicable.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of our Company's security holders during this quarterly period.

Item 5. Other Information.

None; not applicable.

Item 6. Exhibits.

31  Certification of Amee Han Lombardi

32   302 Certification


                          SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2006                  HAN LOGISTICS, INC.
                                       (Registrant)


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