Form 10QSB
period 2006-09-30
HAN LOGISTICS INC
filed 2006-11-14
CIK 1132509

U. S. Securities and Exchange Commission
                     Washington, D. C. 20549

                          FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2006

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

Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter Period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes X No

           Applicable Only to Issuers Involved in Bankruptcy
              Proceedings During the Preceding Five Years

Check whether the Registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Not applicable.

                 Applicable Only to Corporate Issuers

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: September 30, 2006 - 2,073,700 shares of common stock.

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

                       HAN LOGISTICS, INC.
                  (A Development Stage Company)
                    CONDENSED BALANCE SHEETS
          As of September 30, 2006 and December 31, 2005


                                                          2006     2005

ASSETS
CURRENT ASSETS:
    Cash                                                 $20,729  $46,331
                                                         -------  -------
             Total Current Assets                         20,729   46,331
                                                         -------  -------

PROPERTY AND EQUIPMENT, NET                                1,516        -

OTHER ASSETS
     Deposits and other                                        -        -
                                                         -------  -------
             Total Other Assets                                -        -
                                                         -------  -------
TOTAL ASSETS                                             $22,245  $46,331
                                                         =======  =======
LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

CURRENT LIABILITIES:
     Accounts payable                                    $37,627  $21,362
     Accrued liabilities-Related parties                  14,403    7,584
     Notes payable-Related parties                        37,587   37,587
                                                         -------  -------
             Total Current Liabilities                    89,617   66,533
                                                         -------  -------
             Total liabilities                            89,617   66,533
                                                         -------  -------

Commitments and Contingencies

STOCKHOLDERS' EQUITY/(DEFICIT):
     Common stock, $.001 par value; 50,000,000
       shares authorized; 2,073,700 shares
       issued and outstanding at September 30, 2006
       and 2,053,500 shares issued and outstanding at
       December 31, 2005                                   2,074    2,054
       Additional paid-in capital                         78,228   58,048
       Accumulated deficit during the development stage (147,674) (80,304)
                                                         -------  -------
             Total Stockholders' Equity/(Deficit)        (67,372) (20,202)
                                                         -------  -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)     $22,245  $46,331
                                                         =======  =======

See accompanying notes to financial statements.

                       HAN LOGISTICS, INC.

                  (A Development Stage Company)

                CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended September 30, 2006 and 2005 and the Three Months Ended September 30, 2006 and 2005 and From the Date of Inception(July 1, 1999) to
                          September 30, 2006


                                                                  Date of
                                                                 Inception
                                                               (July 1, 1999)
                      Nine Months Ended  Three Months Ended           to
                         September 30,      September 30,       September 30
                     2006         2005    2006         2005         2006
Revenues             $       -  $      -  $     -  $      -        $    9,481
Revenues-Related
party                        -         -        -         -             1,200
                     ---------  --------  -------  --------        ----------
Gross revenues               -         -        -         -            10,681
                     ---------  --------  -------  --------        ----------
Operating Expenses:
    Depreciation and
    amortization           245         -      147         -               245
    General and
    administrative
    expenses            64,306     9,292   25,369     3,303           147,016
                     ---------  --------  -------  --------        ----------
    Total operating
    expenses            64,551     9,292   25,516     3,303           147,261
                     ---------  --------  -------  --------        ----------
Loss from Operations   (64,551)   (9,292) (25,516)   (3,303)         (136,580)

Other Income/(Expense)
     Interest income         -         1        -         -                35
     Interest (expense) (2,819)   (1,584)    (940)     (687)          (11,129)
                     ---------  --------  -------  --------        ----------
Total Other Income
(Expense)               (2,819)   (1,583)    (940)     (687)          (11,094)
                     ---------  --------  -------  --------        ----------
(Loss) from Continuing
Operations             (67,370)  (10,875) (26,456)   (3,990)         (147,674)

(Loss) from
Discontinued operations      -         -        -         -                 -
                     ---------  --------  -------  --------        ----------
Loss before Income
Taxes                  (67,370)  (10,875) (26,456)   (3,990)         (147,674)

Provisions for Income
Taxes                        -         -        -         -                 -
                     ---------  --------  -------  --------        ----------
Net (Loss)           $ (67,370) $(10,875)$(26,456) $ (3,990)       $ (147,674)
                     =========  ========  =======  ========        ==========
Net (Loss) Per Share:

 Basic and Diluted   $(0.02)    $(0.01)  $(0.01)   $(0.01)         $(0.06)

Weighted Average
Shares Outstanding
 Basic and Diluted   2,065,705  2,000,000  2,073,700  2,000,000  2,007,118
                     =========  =========  =========  =========  =========

See accompanying notes to financial statements.

                       HAN LOGISTICS, INC.
                  (A Development Stage Company)
                CONDENSED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2006 and 2005 and From the Date of Inception
               (July 1, 1999) to September 30, 2006


                                                                    Date of
                                                                   Inception
                                                                (July 1, 1999)
                                      Nine Months Ended                 to
                                        September 30,            September 30,
                                      2006            2005            2006
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income/(loss)                 $(67,370)    $(10,875)      $(147,674)
     Adjustments to reconcile net
     income/(loss) to net cash used
     in operating activities:
       Depreciation and amortization        245            -             245
       Changes in assets and liabilities:
        Decrease in accounts receivable       -        1,575               -
        Increase in accounts payable
        and accrued expenses             23,084       (3,074)         52,030
                                      ---------     --------      ----------
             Net cash from
             operating activities       (44,041)     (12,374)        (95,399)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of computer equipment      (1,761)           -          (1,761)
                                      ---------     --------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase/(decrease) in notes payable     -       13,700          37,587
     (Increase) in stock issuance costs       -            -         (20,398)
     Proceeds from issuance of common
     stock                               20,200            -         100,700
                                      ---------     --------      ----------
             Net cash from financing
             activities                  20,200       13,700         117,889
                                      ---------     --------      ----------

             Net increase (decrease)
             in cash                    (25,602)       1,326          20,729

CASH AT BEGINNING PERIOD                 46,331          825               -
                                      ---------     --------      ----------
CASH AT END OF PERIOD                 $  20,729     $  2,151      $   20,729
                                      =========     ========      ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest           $       -     $      -      $        -
     Cash paid for income taxes       $       -     $      -      $        -


See accompanying notes to financial statements.

                      HAN LOGISTICS, INC.
            NOTES TO CONDENSED FINANCIAL STATEMENTS
                       September 30, 2006
                          (unaudited)

 NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS   September 30, 2006

NOTE A - PRESENTATION

The balance sheets of the Company as of September 30, 2006 and December 31, 2005, the related consolidated statements of operations for the three and nine months ended September 30, 2006 and 2005 and from the date of inception (July 1, 1999) of the development stage period through September 30, 2006, and the statements of cash flows for the nine months ended September 30, 2006 and 2005 and from the date of inception (July 1, 1999) of the development stage period through September 30, 2006, (the financial statements) include all adjustments (consisting of normal recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's December 31, 2005, Form 10-KSB and the Company's Form 8-K and 8-K/A filings.

NOTE B - REVENUE RECOGNITION

The Company currently has no significant source of revenues. Revenue from the sale of goods or services is recognized when the significant risks and rewards of ownership are transferred to the buyer.

NOTE C - DEVELOPMENT STAGE COMPANY

Han Logistics, Inc. is a development stage company as of July 1, 1999 (Inception). The Company is subject to risks and uncertainties, including new product development, actions of competitors, reliance on the knowledge and skills of its employees to be able to service customers, and availability of sufficient capital and a limited operating history. Accordingly, the Company presents its financial statements in accordance with the accounting principles generally accepted in the United States of America that apply in establishing new operating enterprises. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the accumulated statement of operations and cash flows from inception of the development stage to the date on the current balance sheet. Contingencies exist with respect to this matter, the ultimate resolution of which cannot presently be determined.

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

Although forward-looking statements in this Quarterly Report on Form 10-QSB reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-KSB. We file reports with the Securities and Exchange Commission ("SEC"). We shall make available, free of charge, our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. You can read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

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

Plan of Operations

We propose to develop, market and deliver logistical analysis, problem-solving and other logistics services to business customers. Han Logistics is in the development stage and, to date, management has devoted substantially all of their time and effort to organizational and financing matters. Through the date hereof, we have not yet generated material service revenue and we have realized a net loss from operations. We did not generate any revenue during the quarter ended September 30, 2006 or the year December 31, 2005, and our net loss during the quarter ended September 30, 2006 was $(26,456). For the period from inception through September 30, 2006, we had total revenues of $10,681 and a net loss of $(147,674).

Operating expenses for the quarter ended September 30, 2006, and the period from inception through September 30, 2006, totaled $25,516 and $147,261, respectively.
As of the date hereof, we have sold a total of 73,700 shares of our common stock under our offering of 250,000 shares at a price of $1.00 per share, for gross proceeds of $73,700. We had expected that these offering proceeds would satisfy our cash requirements for at least the next year and that it would not be necessary, during that period, to raise additional funds to meet the expenditures required for operating our business. However, based on the current cost of operations we expect that we may have to raise additional capital either through loans or additional sales of securities during the next twelve months.

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

Financial Condition, Capital Resources and Liquidity.
-----------------------------------------------------

As of September 30, 2006, we had total cash assets of $20,729, which was derived from the proceeds of our stock offering. We had total current liabilities of $89,617 and working capital and stockholders' deficit of $(67,372) as of September 30, 2006. Deficits accumulated during the development stage totaled $(147,674). Our financial statements are presented on the basis that Han
Logistics is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. However, our independent accountants have noted that the Company has accumulated losses from operations and has the need to raise additional financing in order to satisfy its vendors and other creditors and execute its business plan. These factors raise substantial doubt about our ability to continue as a going concern. Our future success will be dependent upon our ability to provide effective and competitive logistical analysis, problem-solving and other logistics services that meet customers' changing requirements. Should Han Logistics' efforts to raise additional capital through equity and/or debt financing fail, Amee Han Lombardi, our President/Secretary/Treasurer, is expected to provide the necessary working capital so as to permit Han Logistics to continue as a going concern.

At September 30, 2006 the Company had no material operations and was still seeking capital through its stock offering in order to resume operations. At September 30, 2006 and through the date of this filing, the Company has yet to obtain any other commitments for additional funding or commence its business activity. As of the date hereof, the Company has received a total of $73,700 under its offering, and it has formally closed the offering, with no additional proceeds being raised, in the near future. However, the Company does not have enough working capital to continue its operations during the next twelve months and may have to raise additional capital either through loans or an additional offering of its securities.

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

                                      HAN LOGISTICS, INC.
                                       (Registrant)


Dated: 11-14-06                            /s/ Amee Han Lombardi
      ----------                          ----------------------
                                          Amee Han Lombardi,
                                          President/Secretary/Treasurer


Dated: 11-14-06                            /s/ Michael Vardakis
      ---------                           ---------------------
                                          Michael Vardakis
                                          Director