Form 10KSB
period 2006-12-31
HAN LOGISTICS INC
filed 2007-04-16
CIK 1132509

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File No. - 333-54002

HAN LOGISTICS, INC.

(Name of Small Business Issuer in its Charter)

Nevada	88-0435998
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

5925 Starcrest Avenue

Reno, Nevada 89523

(Address of Principal Executive Offices)

Issuer’s Telephone Number: (775) 787-7483

Securities registered under Section 12(b) of the Act: None

Name of Each Exchange on Which Registered: None

Securities registered under Section 12(g) of the Act:

$0.001 par value common stock

Title of Class

Check whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [  ]

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No     (2) Yes [X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Indicate by check mark whether the Issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   [  ] No [X]

State Issuer’s revenues for its most recent fiscal year: December 31, 2006 - $0.

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was sold, or the average bid and asked price of such common stock, as of a specified date within the past 60 days.

April 2, 2007 - $73.70. There are approximately 73,700 shares of common voting stock of the Issuer held by non-affiliates. Because there has been no “established public market” for the Issuer’s common stock during the past five years, the Issuer has arbitrarily valued these shares at par value of $0.001 per share.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

None, Not applicable.

Check whether the Issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

(APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date:

April 2, 2007:  Common – 2,073,700

DOCUMENTS INCORPORATED BY REFERENCE

A description of “Documents Incorporated by Reference” is contained in Part III, Item 13 of this Report.

Transitional Small Business Issuer Format Yes [  ] No [X]

TABLE OF CONTENTS

PART I 3

Item 1. Description of Business 3

Item 2. Description of Property 13

Item 3. Legal Proceedings 13

Item 4. Submission of Matters to a Vote of Security Holders 13

PART II 13

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.  13

Item 6. Management’s Discussion and Analysis or Plan of Operation 15

Item 7. Financial Statements. 16

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure  17

Item 8(A)T. Controls and Procedures. 17

Management’s Annual Report on Internal Control Over Financial Reporting 17

Item 8(B). Other Information. 17

PART III 17

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act  17

Item 10. Executive Compensation 19

Item 11. Security Ownership of Certain Beneficial Owners and Management 21

Item 12. Certain Relationships and Related Transactions 22

Item 13. Exhibits 22

Item 14. Principal Accounting Fees and Services 23

SIGNATURES 23

PART I

Item 1. Description of Business

Business Development

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

In July 1999 and November 1999, we received net proceeds in the amounts of $27,000 and $10,000 from the sale of 2,000,000 shares of common stock to, and a loan from, Ms. Amee Han Lombardi, the President/Secretary/Treasurer, a director and the sole shareholder of Han Logistics. During the calendar years ended December 31, 2006, and 2005, Ms. Han Lombardi and Lombardi Research, an entity controlled by Ms. Han Lombardi's husband, loaned a total of $37,587 to the Company. These loans are unsecured and payable upon demand and are convertible into common stock at a rate of $0.10 per share. Accrued interest on the loans was $11,343 at December 31, 2006.

Except for applicable tax laws, rules and regulations, we are not aware of any existing or probable governmental rules or regulations relating to our proposed business of developing, marketing and delivering logistical analysis, problem-solving and other logistics services to prospective business customers.

Principal Products or Services and their Markets

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

Distribution Methods of the Products or Services

None; not applicable.

Status of any Publicly Announced New Product or Service

None; not applicable.

Competitive Business Conditions and the Small Business Issuer’s Competitive Position in the Industry and Methods of Competition

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

Competition in the logistics business is also limited by locality. That is, despite globalization of commerce, customers remain reluctant to utilize the services of a logistics service provider based in a distant location and tend to prefer a provider whose business is specifically focused in the customer's region of operation. We attribute this phenomenon to the dynamic nature of the customer's business, thus requiring expeditious solutions to rapidly changing needs. This phenomenon also encourages us to believe that Han Logistics may be able fill a niche in northern Nevada and eastern California where it is believed that no one competitor dominates. We base this claim upon the relative size of the logistics service providers operating in this area because most of these companies are privately-held and accurate information on their sales is unavailable. In our Reno, Nevada, locality, our primary competitors are expected to be the logistics departments of our prospective customers themselves. We believe, however, that we will be able to compete by capitalizing on the trend of companies to out-source less significant but vital functions and projects that they would not otherwise be able to implement. Our indirect competitors are expected to be much larger, full- service logistics firms located outside northern Nevada, including, primarily, warehousing and distribution companies uninterested and unavailable for the smaller and short-term projects we may pursue. However, these much larger, full-service logistics firms are prospective sources for customers to the extent that they out-source their overflow work.

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

Sources and Availability of Raw Materials and Names of Principal Suppliers

None; not applicable.

Dependence on One or a Few Major Customers

None; not applicable.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration

None; not applicable.

Need for any Governmental Approval of Principal Products or Services

None; not applicable.

Effect of Existing or Probable Governmental Regulations on the Business

The integrated disclosure system for small business issuers adopted by the Securities and Exchange Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a “Small Business Issuer,” defined to be an issuer that has revenues of less than $25 million; is a U.S. or Canadian issuer, is not an investment company, and if a majority-owned subsidiary, the parent is also a small business issuer, provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer’s outstanding securities held by non-affiliates) of $25 million or more.

The Securities and Exchange Commission, state securities commissions and the North American Securities Administrators Association, Inc. (“NASAA”) have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets. The present laws, rules and regulations designed to promote availability to the small business issuer of these capital markets and similar laws, rules and regulations that may be adopted in the future will substantially limit the demand for “blank check” companies like our Company, and may make the use of these companies obsolete.

We are also subject to the Sarbanes-Oxley Act of 2002. This Act creates a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence. It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, compensation and oversight of the work of public companies’ auditors; prohibits certain insider trading during pension bund blackout periods; and establishes a federal crime of securities fraud, among other provisions.

Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the Securities and Exchange Commission regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to stockholders of our Company at a special or annual meeting thereof or pursuant to a written consent will require our Company to provide our stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the Securities and Exchange Commission at least 10 days prior to the date that definitive copies of this information are forwarded to our stockholders.

We are also required to file annual reports on Form 10-KSB and quarterly reports on Form 10-QSB with the Securities Exchange Commission on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K12G3.

If we are acquired by a non-“reporting issuer” under the Exchange Act, we will be subject to the “back-door registration” requirements of the Securities and Exchange Commission that will require us to file a Current Report on Form 8-K12G3 that will include all information about such non-“reporting issuer” as would have been required to be filed by that entity had it filed a Form 10 or Form 10SB Registration Statement with the Securities and Exchange Commission. The Securities and Exchange Commission proposed on April 13, 2004, that any acquisition that will result in our Company no longer being a “blank check” or “blind pool” company will require us to include all information about the acquired company as would have been required to be filed by that entity had it filed a Form 10 or Form 10SB Registration Statement with the Securities and Exchange Commission.

Research and Development Costs During the Last Two Fiscal Years

None; not applicable.

Cost and Effects of Compliance with Environmental Laws

None; not applicable. However, environmental laws, rules and regulations may have an adverse effect on any business venture viewed by our Company as an attractive acquisition, reorganization or merger candidate, and these factors may further limit the number of potential candidates available to our Company for acquisition, reorganization or merger.

Number of Total Employees and Number of Full Time Employees

Han Logistics has had no full-time employees since its organization. Amee Han Lombardi, our executive officer and director, and Kathleen M. Kennedy, a former executive officer and director, have served as the only part-time employees of Han Logistics since our inception. Except for directors fees in the amount of $250 paid quarterly to each officer and director through September 30, 2001, no cash compensation has been awarded to, earned by or paid to either individual for all services rendered in all capacities to Han Logistics since our organization on July 1, 1999. However, on July 1, 1999, we issued Ms. Han Lombardi, our President, Secretary and Treasurer, 2,000,000 shares of common stock in consideration for the sum of $27,000 in cash ($.0135 per share). The sum of $1,000, out of the minimum proceeds anticipated, without assurance, to be received from our ongoing securities offering, has been allocated to pay directors' fees of $250 per quarter to Ms. Han Lombardi and Mr. Vardakis. In addition to these directors' fees, the amount of $30,000, out of the maximum anticipated offering proceeds, have been allocated for the salary of Ms. Han Lombardi. We anticipate that, at such time, if ever, as our financial position permits, assuming that we are successful in raising additional funds through equity and/or debt financing and/or generating a sufficient level of revenue from operations, Ms. Han Lombardi and any other executive officers and/or directors of Han Logistics will receive reasonable salaries and other appropriate compensation, such as bonuses, coverage under medical and/or life insurance benefits plans and participation in stock option and/or other profit sharing or pension plans, for services as our executive officers and may receive additional fees for their attendance at meetings of the Board of Directors. Further, we may pay consulting fees to persons who perform services for us, although we have no present plans to do so.

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

2. We Have Realized Minimal Revenue and No Earnings and Have Limited Assets, and We May Not Be Able to Achieve Profitable Operations in the Future.

Since our inception on July 1, 1999, Han Logistics has realized very limited revenue and no earnings and has had only very limited assets and financial resources. We did not generate any revenue at all in 2006. We may not be able to achieve profitable operations from the proposed marketing and performance of logistics services in the future. Since inception, we have conducted only limited operations including, primarily, organizational activities and raising interim capital. Our success is dependent upon our achieving profitable operations or obtaining additional financing to enable us to fully implement our business plan. If we are unable to obtain additional debt and/or equity financing from our current stock offering or other securities offerings or otherwise, then we will not be able to continue as a going concern unless we realize meaningful revenue. During the development stage of our operations, the revenues generated from operations can be expected to be insufficient to cover expenses.

3. We Need Additional Capital and, if Our Financial Condition Does Not Improve, We Will Cease Operations and Our Shareholders Will Lose Their Entire Investment; Our Auditor Has Expressed a Going Concern Qualification.

We are largely dependent upon the proceeds anticipated to be received from proposed future debt and/or equity financing(s) with which to carry out our operations. We will cease operations and our shareholders will lose their entire investment if our financial condition does not improve. Our independent registered public accounting firm has expressed this as a "going concern" qualification in the Report of Independent Registered Public Accounting Firm, and footnotes to, Han Logistics' financial statements. The proceeds of our current offering, without an infusion of capital or profits from operations, are not expected to enable us to continue in operation after the expiration of the one-year period following the completion of the offering. We do not anticipate the receipt of significant operating revenues until management successfully implements our business plan, if ever. Accordingly, even assuming the success of our current securities offering for the sale of at least the minimum 50,000 shares of common stock being offered, which is not assured, Han Logistics is not expected to become a viable business entity unless additional equity and/or debt financing is obtained. Further, for the balance of the current calendar year ended December 31, 2006, we estimate that we will require a minimum of approximately $5,000 in funding to remain viable as a going concern. The proceeds of our current offering are expected to permit us to continue in operation for approximately the next year. However, we may incur significant unanticipated expenditures that deplete our capital at a more rapid rate because of, among other things, the development stage of our business, our limited personnel and other resources and our lack of customer base and market recognition. Because of these and other factors, management is presently unable to predict what additional costs might be incurred by us beyond those currently contemplated to obtain additional financing and achieve market penetration on a commercial scale in the logistics services business. Han Logistics has no identified sources for funds in addition to those anticipated from our current securities offering, and resources may not be available to us when needed.

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

Investors must depend entirely upon the business judgment of management whose business plan is conceptual in nature as of the date hereof. The success of our business plan is dependent upon our ability to obtain customers for our proposed superior, highly customized, state-of-the-art analysis, problem- solving and other logistical services; deliver the services on a timely and cost-effective basis; and raise financing from our ongoing offering of common stock. Our future success will be dependent upon our ability to raise financing in addition to that anticipated from this offering and numerous other factors beyond management's control. Except for a part-time marketing specialist and bookkeeper, no funds will be available to employ individuals in addition to, and more experienced in the field of logistics than, Han Logistics' management. Unless we are successful in obtaining a sufficient number of customers for our proposed logistics services within the one-year period during which the proceeds of this offering have been allocated, investors may lose all or a substantial portion of their investments in our shares. As of the date hereof, our proposed services are limited and we have no customers. Management will make day-to-day business decisions and, thus, the funds of purchasers of shares of common stock will be wholly at risk of the determination of present management concerning their use.

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

Ms. Amee Han Lombardi, President/Secretary/Treasurer of Han Logistics and record owner of 2,000,000 shares of our issued and outstanding common stock, is the majority shareholder, a parent and a controlling person of Han Logistics because of her position and share ownership. Therefore, Ms. Han Lombardi will be able to determine the outcome of all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions.

Reports to Security Holders

You may read and copy any materials that we file with the Securities and Exchange Commission at the Securities and Exchange Commissions’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  You may also find all of the reports that we have filed electronically with the Securities and Exchange Commission at their Internet site www.sec.gov.

Item 2. Description of Property

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

Item 3. Legal Proceedings

The Company is not a party to any pending legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company’s common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

Item 4. Submission of Matters to a Vote of Security Holders

No matters have been submitted to a vote of our security holders during the fourth quarter of the calendar year ended December 31, 2006.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information

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

Accordingly, until we qualify for NASDAQ or listing on an exchange, any trading market that may develop for the common stock is not expected to qualify as an "established trading market" as that term is defined in Securities and Exchange Commission regulations, and is expected to be substantially illiquid. Further, if a secondary trading market develops in our common stock, the common stock is expected to come within the meaning of the term "penny stock" under 17 CFR 240.3a51-1 because the shares are issued by a small company; are low-priced (under five dollars); and are not traded on NASDAQ or on a national stock exchange. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 requires additional disclosure, related to the market for penny stocks and for trades in any stock defined as a penny stock. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 requires a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. Additionally, the broker- dealer must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. For so long as our common stock is considered penny stock, the penny stock regulations can be expected to have an adverse effect on the liquidity of the common stock in the secondary market, if any, which develops.

Holders

The number of record holders of the Company’s common stock as of the date of this Report is approximately 56, not including an indeterminate number who may hold shares in “street name.”

Dividends

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

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	None	None	None
Equity compensation plans not approved by security holders	None	None	None
Total	None	None	None

Recent Sales of Unregistered Securities

During the last three years we have not issued any unregistered securities.

Use of Proceeds of Registered Securities

We have raised gross proceeds of $40,498 from our recent registered stock offering. We had allocated $16,000 of the net proceeds from our registered offering of securities to the partial repayment of loans from Ms. Han Lombardi; $4,025 toward payment of audit fees; and $1,200 for computer equipment. The remaining $19,273 is allocated toward working capital.

Purchases of Equity Securities by Us and Affiliated Purchasers

SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs
Month #1 10/1/06 to 10/31/06	None	None	None	None
Month #2 11/1/06 to 11/30/06	None	None	None	None
Month #3 12/1/06 to 12/31/06	None	None	None	None
Total	None	None	None	None

Item 6. Management’s Discussion and Analysis or Plan of Operation

Plan of Operation

We propose to develop, market and deliver logistical analysis, problem-solving and other logistics services to business customers. Han Logistics is in the development stage and, to date, management has devoted substantially all of their time and effort to organizational and financing matters. Through the date hereof, we have not yet generated material service revenue and we have realized a net loss from operations. We did not generate any revenue during the calendar year ended December 31, 2006.  Operating expenses for the year ended December 31, 2006, and the period from inception through December 31, 2006, totaled $81,547 and $164,257, respectively.  Our net loss during the calendar year ended December 31, 2006, was $85,306. For the period from inception through December 31, 2006, we had total revenues of $10,681 and a net loss of $(165,610).

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of December 31, 2006, we had total cash assets of $5,829, which was derived from the proceeds of our stock offering. We had total current liabilities of $92,507 and working capital deficit of $86,678 and stockholders' deficit of $(85,308) as of December 31, 2006. Deficits accumulated during the development stage totaled $(165,610). Our financial statements are presented on the basis that Han Logistics is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. However, our independent registered public accounting  firm accountants have noted that the Company has accumulated losses from operations and has the need to raise additional financing in order to satisfy its vendors and other creditors and execute its business plan. These factors raise substantial doubt about our ability to continue as a going concern. Our future success will be dependent upon our ability to provide effective and competitive logistical analysis, problem-solving and other logistics services that meet customers' changing requirements. Should Han Logistics' efforts to raise additional capital through equity and/or debt financing fail, Amee Han Lombardi, our President/Secretary/Treasurer, is expected to provide the necessary working capital so as to permit Han Logistics to continue as a going concern. While Ms. Han Lombardi has the capacity to fund Han Logistics at least until the company receives the all of the proceeds from its ongoing offering, she has no obligation to do so.

Off-Balance Sheet Arrangements

We have no off balance sheet arrangements.

Forward-looking Statements

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

Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. We do not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements

Item 7. Financial Statements.

Han Logistics, Inc.

[A Development Stage Company]

TABLE OF CONTENTS

                                                                                                                              Page

Report of Independent Registered Public Accounting Firm                                  F-2

Balance Sheet-December 31, 2006                                                                        F-3

Statements of Operations for the years ended December 31, 2006 and 2005, and for the period from Inception [July 1, 1999] through

December 31, 2006                                                                                                F-4

Statements of Stockholders' Deficit for the period from Inception

[July 1, 1999] through December 31, 2006                                                           F-5

Statements of Cash Flows for the years ended December 31, 2006 and 2005,

and for the period from Inception [July 1, 1999] through December 31, 2006     F-6

Notes to Financial Statements                                                                     F-8 - F-18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Han Logistics, Inc. [a development stage company]

Reno, NV

We have audited the accompanying balance sheet of Han Logistics, Inc. [a development stage company] as of December 31, 2006, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2006 and 2005, and for the period from inception [July 1, 1999] through December 31, 2006. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Han Logistics, Inc. [a development stage company] as of December 31, 2006, and the results of its operations and cash flows for the years ended December 31, 2006 and 2005, and for the period from inception [July 1, 1999] through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Han Logistics, Inc. will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has accumulated losses from operations and has the need to raise additional financing in order to satisfy its vendors and other creditors and execute its business plan which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Mantyla McReynolds, LLC

Salt Lake City, Utah

March 31, 2007

HAN LOGISTICS, INC.
[A DEVELOPMENT STAGE COMPANY]
BALANCE SHEET
December 31, 2006 and 2005

ASSETS

December 31,
2006
CURRENT ASSETS:
Cash	$ 5,829

Total Current Assets	5,829

PROPERTY, PLANT AND EQUIPMENT, net	1,370

TOTAL ASSETS	$ 7,199

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$ 39,577
Accounts payable-Related party	4,000
Notes payable - Related parties	37,587
Accrued interest - Related Party	11,343

Total Current Liabilities	92,507

STOCKHOLDERS' DEFICIT:

Capital stock, $.001 par value; 50,000,000 shares authorized;
2,073,700 shares issued and outstanding	2,074
Additional paid-in capital	101,728
Deficit accumulated during the development stage	(189,110)

Total Stockholders' Deficit	(85,308)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 7,199

HAN LOGISTICS, INC.
[A DEVELOPMENT STAGE COMPANY]
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005 AND FOR THE PERIOD
FROM INCEPTION (JULY 1, 1999) TO DECEMBER 31, 2006

			Inception
	Year Ended	Year Ended	(July 1, 1999) to
	December 31,	December 31,	December 31,
	2006	2005	2006
		(as restated)

Revenues	$ -	$ -	$ 9,481
Revenues - Related Party	-	-	1,200

Gross margin	-	-	10,681

EXPENSES:
Depreciation	391	-	391
General and administrative expenses	81,156	27,074	163,866

TOTAL OPERATING EXPENSES	81,547	27,074	164,257

Net (loss) before other items	(81,547)	(27,074)	(153,576)

OTHER INCOME
Interest income	-	35	35
Interest expense - Related Party	(3,759)	(26,420)	(35,569)

Other Income (expense)	(3,759)	(26,385)	(35,534)

Net Income/(Loss)	$ (85,306)	$ (53,459)	$ (189,110)

BASIC & DILUTED EARNINGS (LOSS) PER SHARE	$ (0.04)	$ (0.03)	$ (0.09)

WEIGHTED AVERAGE SHARES OUTSTANDING	2,067,742	2,004,544	2,009,640

HAN LOGISTICS, INC.
[A DEVELOPMENT STAGE COMPANY]
STATEMENTS OF STOCKHOLDERS' EQUITY/(DEFICIT)
FOR THE PERIOD FROM INCEPTION (JULY 1, 1999) TO DECEMBER 31, 2005

			Additional		Net
	Capital Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	(Deficit)	Deficit
Balance, July 1, 1999	0	$0	$0	$0	$0
Issued stock for cash at inception	2,000,000	2,000	25,000		27,000
Net loss for the Period Ended December 31, 1999				(2,426)	(2,426)
Balance, December 31, 1999	2,000,000	2,000	25,000	(2,426)	24,574
Net loss for the Year Ended December 31, 2000				(29,845)	(29,845)
Balance, December 31, 2000	2,000,000	2,000	25,000	(32,271)	(5,271)
Net loss for the Year Ended December 31, 2001				(6,107)	(6,107)
Balance, December 31, 2001	2,000,000	2,000	25,000	(38,378)	(11,378)
Net loss for the Year Ended December 31, 2002				(2,528)	(2,528)
Balance, December 31, 2002	2,000,000	2,000	25,000	(40,906)	(13,906)
Net loss for the Year Ended December 31, 2003				(3,001)	(3,001)
Balance, December 31, 2003	2,000,000	2,000	25,000	(43,907)	(16,907)
Net loss for the Year Ended December 31, 2004				(6,438)	(6,438)
BALANCE, December 31, 2004	2,000,000	2,000	25,000	(50,345)	(23,345)
Common stock issued for cash	53,500	54	53,446	-	53,500
Stock Issuance Costs	-	-	(20,398)	-	(20,398)
Cost of beneficial conversion feature (restated)			23,500		23,500
Net loss for the year ended December 31, 2005 (restated)	-	-	-	(53,459)	(53,459)
BALANCE, December 31, 2005	2,053,500	2,054	81,548	(103,804)	(20,202)
Common stock issued for cash	20,200	20	20,180	-	20,200
Net loss for the year ended December 31, 2006	-	-	-	(85,306)	(85,306)
BALANCE, December 31, 2006	2,073,700	2,074	101,728	(189,110)	(85,308)

HAN LOGISTICS, INC.
[A DEVELOPMENT STAGE COMPANY]
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005 AND FOR THE PERIOD
FROM INCEPTION (JULY 1, 1999) TO DECEMBER 31, 2006

			Inception
	Year Ended	Year Ended	(July 1, 1999) to
	December 31,	December 31,	December 31,
	2006	2005	2006
		(as restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) from operations	$ (85,306)	(53,459)	$ (189,110)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation	391	-	391
Amortization of interest on beneficial conversion		23,500	23,500
Changes in assets and liabilities:
(Increase) in accounts receivable	-	1,575	-
Increase in accounts payable	22,215	14,067	43,577
Increase (decrease) in accrued expenses	3,759	2,921	11,343

Net cash provided by operating activities	(58,941)	(11,396)	(110,299)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(1,761)	-	(1,761)

Net cash used in investing activities	(1,761)	-	(1,761)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in notes payable	-	23,800	37,587
Increase in stock issuance costs	-	(20,398)	(20,398)
Proceeds from issuance of common stock	20,200	53,500	100,700

Net cash provided by financing activities	20,200	56,902	117,889

Net Increase (decrease) in cash	(40,502)	45,506	5,829

CASH AT BEGINNING PERIOD	46,331	825	-

CASH AT END OF PERIOD	$ 5,829	$ 46,331	$ 5,829

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for income taxes	$ -	$ -	$ -
Cash paid for interest	$ -	$ -	$ -

HAN LOGISTICS, INC.

[A DEVELOPMENT STAGE COMPANY]

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 1 – Organization, History and Business Activity

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

NOTE 2 - Significant Accounting Policies

This summary of significant accounting policies of Han Logistics, Inc. (the “Company”) is presented to assist in understanding the Company’s financial statements.  The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Concentration of Risk

The Company places its cash and temporary cash investments with established financial institutions.  The Company’s cash reserve as of December 31, 2006 did not exceed FDIC ensured limits.

Accounts Receivable

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. There were no bad debts for the period ended December 31, 2006.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

HAN LOGISTICS, INC.

[A DEVELOPMENT STAGE COMPANY]

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

Fair Value of Financial Instruments

The Company's financial instruments include cash and cash equivalents, accounts receivable, advances to suppliers, other receivables, accounts payable, short-term bank loans, customer deposits, taxes payable, other payables and accrued expenses. Management has estimated that the carrying amount approximates their fair value due to their short-term nature.

Shares for Services and Other Assets

The Company accounts for non-cash stock-based compensation issued to non-employees in accordance with the provisions of SFAS No. 123(R) and EITF No. 96-18, Accounting for Equity (deficit) Investments That Are Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services.  Common stock issued to non-employees and consultants is based upon the value of the services received or the quoted market price, whichever value is more readily determinable.

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

HAN LOGISTICS, INC.

[A DEVELOPMENT STAGE COMPANY]

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

Income Taxes

In accordance with SFAS 109, Accounting for Income Taxes, the Company accounts for income tax using an asset and liability approach and allows for recognition of deferred tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future realization is uncertain.

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

For the period ended December 31, 2006, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.  Total potentially dilutive securities as of December 31, 2006 approximate 375,870 shares (see Note 6).

HAN LOGISTICS, INC.

[A DEVELOPMENT STAGE COMPANY]

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

Recent Accounting Pronouncements

SFAS 155 Accounting for Certain Hybrid Financial Instruments (February 2006)

This statements amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006 and is therefore required to be adopted by the Company as of January 1, 2007. The Company does not anticipate the adoption of SFAS 155 will have any impact on its financial statements.

SFAS 156 Accounting for Servicing of Financial Assets (March 2006)

This statement is an amendment of SFAS 140.  This clarifies when to separately account for servicing rights, requires servicing rights to be separately recognized initially at fair value, and provides the option of subsequent accounting for servicing rights at either fair value or under the amortization method.  The standard is effective for fiscal years beginning after September 15, 2006 but can be adopted early.  The Company does not anticipate the adoption of SFAS 156 will have a material impact of its financial statements.

FIN No. 48 Accounting for Uncertainty in Income Taxes (July 2006)

Also known as Interpretation No. 48, this interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach.  FIN No. 48 is effective for fiscal years beginning after December 15, 2006.  The Company is currently evaluating the impact of adoption of this interpretation.

HAN LOGISTICS, INC.

[A DEVELOPMENT STAGE COMPANY]

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

SFAS 157 Fair Value Measurements (September 2006)

This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  Early adoption is encouraged.  The adoption of SFAS 157 is not expected to have a material impact on the financial statements.

SFAS 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (September 2006)

This statement is an amendment of FASB Statements 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its  statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions).  Management does not expect adoption of SFAS 158 to have a material impact on the Company’s financial statements.

SFAS 159 The Fair Value Option for Financial Assets and Financial Liabilities (February 2007)

SFAS 159 creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. The Company is continuing to evaluate SFAS 159 and to assess the impact on its results of operations and financial condition if an election is made to adopt the standard.

HAN LOGISTICS, INC.

[A DEVELOPMENT STAGE COMPANY]

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE   3 – Financial Condition and Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company incurred a net loss of $85,306 (from operations) for the period ended December 31, 2006.  It has also sustained operating losses in prior years as well.  These factors raise substantial doubt as to its ability to obtain debt and/or equity financing and achieve profitable operations.

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

NOTE 4 – Income Taxes

Deferred taxes are determined based on the temporary differences between the financial statement and income tax basis of assets and liabilities as measured by the enacted tax rates, which will be in effect when these differences reverse.

Management believes there are no significant income tax liabilities owing because of the Company’s ongoing operating loss and because the state of incorporation, Nevada, does not assess income tax. Therefore, no provision was made for income taxes in 2006.

HAN LOGISTICS, INC.

[A DEVELOPMENT STAGE COMPANY]

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 4 – Income Taxes [continued]

Net operating loss carry forwards are recognized, against which a valuation allowance has been applied. The Company recognized a valuation allowance by an amount equal to the deferred tax benefit of the loss carry forwards.

The components of deferred income tax assets (liabilities) at December 31, 2006, were as follows:

	Balance	Rate	Tax
Federal loss carryforward (expires through 2026)	$ 165,610	34%	$ 56,307
Valuation allowance			(56,307)
Deferred tax asset			$ -

A reconciliation between expected and actual tax liability is presented below.

Expected Provision (Benefit)
$ (29,004)
Effect of: Increase in valuation allowance	$ 29,004
Total Actual Provision	$ -

At December 31, 2006, Han Logistics, Inc. has an a net operating loss carry forward for Federal income tax purposes totaling approximately $165,610 which, if not utilized, will expire in the year 2026.  During 2006, the valuation allowance increased by $29,004 from $27,303 as of December 31, 2005.

NOTE 5 - Common Stock

On July 1, 1999, the Board of Directors authorized a stock issuance totaling 2,000,000 shares of common stock to an officer of the Company for cash consideration of $27,000, or $0.0135 per share.

The Company had authorized a stock issuance of a minimum of 50,000 to a maximum of 250,000 shares of its common stock at $1.00 per share.  The offering was filed under the Securities Act of 1933 or an exemption under the Act.

HAN LOGISTICS, INC.

[A DEVELOPMENT STAGE COMPANY]

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 5 - Common Stock [continued]

During 2005, the Company issued 53,500 shares of common stock under this offering.  Against the proceeds of the offering, $20,398 of stock issuance costs was offset against additional paid-in capital

During 2006, the Company issued 20,200 shares of common stock under this offering for gross proceeds of $20,200.

NOTE 6 - Related Party Transactions

Shareholders and other related parties loaned $23,800 to the Company during 2005, which is convertible to common stock at a rate of $0.10 per share.  The effect of conversion on the loss per share calculation would be anti-dilutive, as the Company incurred losses in each of the periods presented in the financial statements.

Shareholders and other related parties have loaned $13,787 to the Company as of December 31, 2006, which is convertible to common stock at a rate of $0.10 per share.  The effect of conversion on the loss per share calculation would be anti-dilutive, as the Company incurred losses in each of the periods presented in the financial statements.

The Company has recorded accrued interest payable attributable to the related party liabilities accrued at 10% per annum totaling $11,343 at December 31, 2006.  The shareholder loans are unsecured and are payable on demand.

The Company currently utilizes office space on a rent-free basis from a shareholder, and shall do so until substantial revenue-producing operations commence. Management deemed the rent-free space to be of nominal value.

During 2006, the Company also purchased a computer from a related-party.  This amount was paid in full at the time of purchase and the purchase price is believed to be market value for the item.

HAN LOGISTICS, INC.

[A DEVELOPMENT STAGE COMPANY]

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

Note 7 - Concentrations

For the year ended December 31, 2004, one customer represented approximately 79% or $4,481 of total revenues and 100% of accounts receivable.  Prior to the Company earning revenues from this customer, the Company's President was an employee of the customer.  Additionally, a related party customer represents 21% or $1,200 of total revenues recognized by the Company from inception.  If these customers decrease or terminate their business with the Company, the impact may have adverse effects on the Company's operations and financial condition.

In recent years, the Company has relied on limited resources for raising cash for operations including loans to related parties and stock issuances.  If funding from these sources should become unavailable, the impact may have an adverse effect on the Company’s operations and ability to continue as a going concern.

NOTE 8 – Property and Equipment

Long-lived assets are stated at cost.  Maintenance and repairs are expensed as incurred.  Depreciation is determined using the straight-line method over the estimated useful lives of the assets, which is between three to thirty-nine years.

Where an impairment of a property’s value is determined to be other than temporary, an allowance for the estimated potential loss is established to record the property at its net realizable value.

When items of building or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations.  The Company does not have any long-lived tangible assets, which are considered to be impaired as of December 31, 2006.

HAN LOGISTICS, INC.

[A DEVELOPMENT STAGE COMPANY]

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 8 – Property and Equipment [continued]

At December 31, 2006, property and equipment consisted of the following:

	Useful Life	December 31, 2006

Computer equipment	3	1,761
Less: accumulated depreciation		(391)
		$ 1,370

Depreciation expense was $391 and $0 for the years ended December 31, 2006 and 2005, respectively.

NOTE 9 – Prior Period Adjustments

The Company determined their accounting for convertible debt was erroneously reported in 2005.  The Company issued debt which is convertible into shares of common stock at $0.10.  The Company failed to account for the beneficial conversion feature included with this debt.  It was determined that interest expense resulting from this feature should have been reported in 2005.  Because the note is due on demand, the full effect of the beneficial conversion should be reported in 2005.

The effect on certain line items to the financial statements for fiscal year 2005, as reported with the Company’s 10-KSB filed on April 14, 2006 is as follows:

Additional paid-in capital:
As reported	58,048
Adjustment	23,500
Restated amount	81,548

Deficit accumulated during development stage:
As reported	(80,304)
Adjustment	(23,500)
Restated amount	(103,804)

Interest expense:
As reported	2,920
Adjustment	23,500

Restated amount	26,420

Net Income (Loss):
As reported	(29,959)
Adjustment	(23,500)
Restated amount	(53,459)

Basic & Diluted earnings per share:
As reported	(0.01)
Adjustment	(0.02)
Restated amount	(0.03)
Weighted Avg. Shares	2,004,544

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None; Not applicable.

Item 8(A)T. Controls and Procedures.

Management’s Annual Report on Internal Control Over Financial Reporting

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our President and Secretary, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our President and Secretary concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our President and Secretary, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic Securities and Exchange Commission reports. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our President and Secretary have concluded that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting.

Item 8(B). Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Identification of Directors and Executive Officers

The following table sets forth the names of all current directors and executive officers of the Company. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.

Name	Positions Held	Date of Election or Designation	Date of Termination or Resignation
Amee Han Lombardi	President Secretary Treasurer	01/99 01/99 01/99	* * *
	Director	01/99	*
Michael Vardakis	Director	01/05	*

* These persons presently serve in the capacities indicated.

Business Experience

Amee Han Lombardi has served as the President, the Treasurer and a director of Han Logistics since its inception on July 1, 1999. She is currently our President/Secretary/Treasurer and a director. From July 2000 to May 2004, she was employed by Sierra Design Group, a gaming engineering firm based in Reno, Nevada, as a project coordinator, acting warehouse manager, acting shipping manager, acting materials manager, and project manager. Ms. Han Lombardi graduated from the University of Nevada, Reno, Nevada, majoring in logistics management, in December 2004. She completed a logistics internship with Mars, Inc. - Kal Kan, Reno, Nevada, during which she researched and analyzed the optimal utilization of logistics technicians; wrote ISO-9000 compliant procedures manuals for several positions; developed applied software capable of consolidating technician duties and reduced man hours; and made software revisions, situationally adapted software, revised key personnel duties and made various other recommendations. She was employed, from June 1997 through June 1999, by United Blood Services, Reno, Nevada, as a Senior Donor Care Specialist, with responsibility for the determination of donor eligibility based upon Federal guidelines; the administration of post-donation care; and the leadership of a special projects team engaged in maximizing efficiency and scope in the utilization of resources. From October 1992 through March 1997, Ms. Han Lombardi was employed in the position of Senior Customer Service Agent by the Eldorado Hotel and Casino, Reno, Nevada. In this position, she was responsible for customer service and development and the training of all departmental new hires. She was employed, from April 1991 through May 1992, by Sheraton Worldwide Reservations, Austin, Texas, as a Reservations Agent with responsibility for a database of over 500 properties. Ms. Han Lombardi attended the University of Texas, Austin, Texas, from September 1987 through May 1992.

Michael Vardakis, age 42, has served as director of our Company since January, 2005. Mr. Vardakis has also served as President and Treasurer of Syntony Group, Inc. since March 20, 2003. Mr. Vardakis has served as the Secretary and a director since August 9, 2001, and Treasurer since August 28, 2001, of Asyst Corporation, a publicly-held company and a "reporting issuer" under the Exchange Act, until his resignation from all of these positions in February, 2004. Mr. Vardakis is also presently serving as the President and a director of Gulf & Orient Steamship Company, Ltd., a non-reporting publicly-held company, since March 6, 2003. Since 1991, he has been employed as a salesman, and served as the Secretary, for AAA Jewelry & Loan, Inc. ("AAA Jewelry & Loan"), of Salt Lake City, Utah, a closely-held pawn brokerage business managed and co-owned by Terry S. Pantelakis, Mr. Vardakis' father-in- law. Since 1994, Mr. Vardakis has served as an executive officer, a director and a controlling shareholder of Michael Angelo Jewelers, Inc. ("Michael Angelo Jewelers"), Salt Lake City, Utah, a closely-held retail jewelry business that he founded together with Angelo Vardakis, his brother. He has been a manager and a 50% owner of M.N.V. Holdings, LLC, Salt Lake City, Utah, a real estate holding company; from July, 1997 until April, 2002, Mr. Vardakis served as President and a director of Pawnbrokers Exchange, Inc., a "reporting issuer" under the Exchange Act, until 2001; and since November, 1997, Mr. Vardakis has been a manager and a member of M.H.A., LLC, Salt Lake City, Utah, a closely-held investment company co-owned together with his brother, Angelo Vardakis, among others. Since June 1996, Mr. Vardakis has served as a director and a controlling shareholder of TMV Holdings, Inc. ("TMV Holdings"), Sparks, Nevada, privately-held investment company that he co-owns with Vincent Lombardi. He has also been a manager and a member of two Salt Lake City, Utah, real estate holding companies, V Financial, LLC, and BNO, LLC, since December 1999 and January 1997, respectively. He attended the University of Utah, Salt Lake City, Utah, from 1983 through 1984.

Significant Employees

The Company has no employees who are not executive officers, but who are expected to make a significant contribution to the Company’s business.

Family Relationships

There are no family relationships between our officers and directors.

Involvement in Certain Legal Proceedings

Except as stated above, during the past five years, no director, person nominated to become a director, executive officer, promoter or control person of the Company:

(1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

(2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4) was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act

Upon the Company’s filing of its Form 8-A on October 23, 2006, Ms. Han Lombardi and Mr. Vardakis became subject to the reporting obligations of Section 16(a) of the Exchange Act.  We expect that each of these persons will file a Form 3 Initial Statement of Beneficial Ownership of Securities soon after the filing of this Report.

Code of Ethics

The Company adopted a Code of Ethics that was filed as an exhibit 14 to our Annual Report for the year ended December 31, 2005 and is incorporated herein by reference. See Item 13 of this Report.

Nominating Committee

We have not established a Nominating Committee because, due to our lack of substantial operations and the fact that we only have two directors and executive officers, we believe that we are able to effectively manage the issues normally considered by a Nominating Committee. Following an increase in our current operations, a further review of this issue will no doubt be necessitated and undertaken by our management.

Audit Committee

We have no audit committee, and we are not required to have an audit committee; we do not believe the lack of an audit committee will have any adverse effect on our financial statements, based upon our current business operations. We will assess whether an audit committee may be necessary in the future.

Item 10. Executive Compensation

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
Amee Han Lombardi President, Secretary, Treasurer, Director	12/31/06 12/31/05 12/31/04	48,000 23,275 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	48,000 23,275 0
Michael Vardakis Director	12/31/06 12/31/05 12/31/04	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

                  *  Beginning in ___________, 2005, we began paying Ms. Han Lombardi a consulting fee of $5,000.  This fee was paid in consideration of consulting services rendered to the Company, rather than for services as an executive officer or employee.

Ms. Amee Han Lombardi our President/Secretary/Treasurer and director, and Ms. Kathleen Kennedy, a former executive officer and director, have served as part-time employees of Han Logistics. Except for directors' fees in the amount of $250 paid quarterly to each of Mesdames Han Lombardi and a former officer through September 30, 2001, and consulting fees of $5,000 per month paid to Ms. Han Lombardi since

Outstanding Equity Awards

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

________________________________________________________________________

                Option Awards                      Stock Awards

________________________________________________________________________

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Vested Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Amee Han Lombardi	None	None	None	None	None	None	None	None	None
Michael Vardakis	None	None	None	None	None	None	None	None	None

Compensation of Directors

DIRECTOR COMPENSATION

       _____________________________________________________________________

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Amee Han Lombardi	None	None	None	None	None	None	None
Michael Vardakis	None	None	None	None	None	None	None

Item 11. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

The following tables set forth the share holdings of those persons who were principal shareholders of the Company’s common stock as of the dated of this Report.

Ownership of Principal Shareholders

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	Amee Han Lombardi	2,000,000 - Direct	96.4%

Security Ownership of Management

The following table sets forth the share holdings of the Company’s directors and executive officers as of December 31, 2006:

Ownership of Officers and Directors

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	Amee Han Lombardi	2,000,000 Direct	96.4
Common	Michael Vardakis	0	0%

Changes in Control

There are no additional present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	None	None	None

Equity compensation plans not approved by security holders	None	None	None
Total	None	None	None

Item 12. Certain Relationships and Related Transactions

Transactions with Related Persons

Shareholders and other related parties loaned $23,800 to the Company during 2005, which is convertible to common stock at a rate of $0.10 per share.  The effect of conversion on the loss per share calculation would be anti-dilutive, as the Company incurred losses in each of the periods presented in the financial statements.

Shareholders and other related parties have loaned $13,787 to the Company as of December 31, 2006, which is convertible to common stock at a rate of $0.10 per share.  The effect of conversion on the loss per share calculation would be anti-dilutive, as the Company incurred losses in each of the periods presented in the financial statements.

The Company has recorded accrued interest payable attributable to the related party liabilities accrued at 10% per annum totaling $11,343 at December 31, 2006.  The shareholder loans are unsecured and are payable on demand.

The Company currently utilizes office space on a rent-free basis from a shareholder, and shall do so until substantial revenue-producing operations commence. Management deemed the rent-free space to be of nominal value.

During 2006, the Company also purchased a computer from a related-party.  This amount was paid in full at the time of purchase and the purchase price is believed to be market value for the item.

Expect for as noted above, there were no material transactions, or series of similar transactions, during our Company’s last fiscal year, or any currently proposed transactions, or series of similar transactions, to which our Company or any of our subsidiaries was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of the small business issuer’s total assets at year-end for the last three completed fiscal years and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Parents of the Issuer

Amee Han Lombardi may be deemed to be a parent of the issuer due to her ownership of approximately 96.4% of its issued and outstanding shares.

Transactions with Promoters and control persons

There were no material transactions, or series of similar transactions, during our Company’s last five fiscal years, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter or founder of ours or any member of the immediate family of any of the foregoing persons, had an interest.

Item 13. Exhibits

Exhibits

3.1        Articles of Incorporation, filed July 1, 1999.*

3.2          Bylaws *

14            Code of Ethics**

EX 31.1 Certification of Amee Han Lombardi, the Company’s President, Secretary/Treasurer, pursuant to section 302 of the Sarbanes-Oxley Act of 2002

EX 32 Certification of Amee Han Lombardi pursuant to section 906 of the Sarbanes-Oxley Act of 2002

*Attached as an exhibit to our SB-2 Registration Statement

**Attached as an exhibit to our 10KSB for the year ended December 31, 2005

***Incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The Following is a summary of the fees billed to the Company by its principal accountants during the fiscal years ended December 31, 2006 and 2005:

Fee Category	2006	2005
Audit Fees	$9,324	$6,756
Audit-related Fees	$29	$507
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$9,353	$7,263

Audit Fees - Consists of fees for professional services rendered by our principal accountants for the audit of the Company’s annual financial statements and review of the financial statements included in the Company’s Forms 10-QSB or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related Fees - Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit fees.”

Tax Fees - Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

All Other Fees - Consists of fees for products and services provided by our principal accountants, other than the services reported under “Audit fees,” “Audit-related fees,” and “Tax fees” above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Company has not adopted an Audit Committee; therefore, there is no Audit Committee policy in this regard. However, the Company does not require approval in advance of the performance of professional services to be provided to the Company by its principal accountant. Additionally, all services rendered by our principal accountant are performed pursuant to a written engagement letter between us and the principal accountant.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAN LOGISTICS, INC.

Date:	April10, 2007	By:	/s/Amee Han Lombardi
Amee Han Lombardi, President, Secretary/Treasurer and Director

In accordance with the Securities Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

HAN LOGISTICS, INC.

Date:	April 10, 2007	By:	/s/Amee Han Lombardi
Amee Han Lombardi, President, Secretary/Treasurer and Director

Date:	April10 , 2007	By:	/s/Mike Vardakis
Mike Vardakis, Director

2005, no cash compensation has been awarded to, earned by or paid to either individual for all services rendered in all capacities to Han Logistics since our organization on July 1, 1999. However, on July 1, 1999, we issued and sold to Ms. Han Lombardi, our President/Secretary/Treasurer, 2,000,000 shares of common stock in consideration for the sum of $27,000 in cash ($.0135 per share). We anticipate that, at the time, if ever, that our financial position permits, Ms. Han Lombardi and Mr. Vardakis and any other executive officers and/or directors of Han Logistics will receive reasonable salaries and other appropriate compensation, such as bonuses, coverage under medical and/or life insurance benefits plans and participation in stock option and/or other profit sharing or pension plans, for services as executive officers of Han Logistics.