Form 10QSB
period 2007-03-31
HAN LOGISTICS INC
filed 2007-05-21
CIK 1132509

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-QSB

______________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to____________

Commission File No. 000-52273

HAN LOGISTICS, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	88-0435998
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

5925 Starcrest Avenue

Reno, Nevada 89523

(Address of Principal Executive Offices)

(775) 787-7483

(Issuer’s Telephone Number)

N/A

(Former name, former address and former fiscal year,

if changed since last report)

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

Not applicable.

Check whether the Issuer filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes   No.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: March 31, 2007 - 2,073,700 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

HAN LOGISTICS, INC.
(A Development Stage Company)
BALANCE SHEET
As of March 31, 2007 and December 31, 2006

	2007	2006

ASSETS
CURRENT ASSETS:
Cash	$ 2,058	$ 5,829
Total Current Assets	2,058	5,829

PROPERTY AND EQUIPMENT, NET	1,223	1,370

TOTAL ASSETS	$ 3,281	$ 7,199

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$ 44,715	$ 39,577
Accounts payable-Related parties	4,000	4,000
Accrued liabilities-Related parties	12,511	11,343
Notes payable-Related parties	48,587	37,587
Total Current Liabilities	109,813	92,507

Total liabilities	109,813	92,507

STOCKHOLDERS' EQUITY/(DEFICIT):
Common stock, $.001 par value; 50,000,000 shares authorized;
2,073,700 shares issued and outstanding at
March 31, 2007 and December 31, 2006	2,074	2,074
Additional paid-in capital	112,728	101,728
Accumulated deficit during the development stage	(221,334)	(189,110)
Total Stockholders' Equity/(Deficit)	(106,532)	(85,308)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 3,281	$ 7,199

See accompanying notes to financial statements.

HAN LOGISTICS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2007 and 2006 and For the Date of Inception
(July 1, 1999) to March 31, 2007

			Date of
			Inception
			(July 1, 1999)
	Three Months Ended		to
	March 31,		March 31,
	2007	2006	2007
Revenues	$ -	$ -	$ 9,481
Revenues-Related party	-	-	1,200

Gross revenues	-	-	10,681

Operating Expenses:
Depreciation and amortization	147	-	538
General and administrative expenses	19,908	22,686	183,774

Total operating expenses	20,055	22,686	184,312

Loss from Operations	(20,055)	(22,686)	(173,631)

Other Income/(Expense)
Interest income	-	-	35
Interest (expense)	(12,169)	(940)	(47,738)
Total Other Income (Expense)	(12,169)	(940)	(47,703)

(Loss) from Continuing Operations	(32,224)	(23,626)	(221,334)

(Loss) from Discontinued operations	-	-	-

Loss before Income Taxes	(32,224)	(23,626)	(221,334)

Provisions for Income Taxes	-	-	-

Net (Loss)	$ (32,224)	$ (23,626)	$ (221,334)

Net (Loss) Per Share:
Basic and Diluted	$ (0.01)	$ (0.01)	$ (0.11)

Weighted Average Shares Outstanding
Basic and Diluted	2,073,700	2,053,500	2,011,679

See accompanying notes to financial statements.

HAN LOGISTICS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2007 and 2006 and For the Date of Inception
(July 1, 1999) to March 31, 2007

			Date of
			Inception
			(July 1, 1999)
	Three Months Ended		to
	March 31,		March 31,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$ (32,224)	$ (23,626)	$ (221,334)
Adjustments to reconcile net income/(loss) to net cash used
in operating activities:
Depreciation and amortization	147	-	538
Amortization of interest on beneficial conversion	11,000	-	34,500
Changes in assets and liabilities:
Decrease in accounts receivable	-	-	-
Increase in accounts payable and accrued expenses	6,306	11,597	61,226

Net cash fromoperating activities	(14,771)	(12,029)	(125,070)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	-	-	(1,761)

Net cash from investing activities	-	-	(1,761)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from in notes payable	11,000	-	48,587
(Increase) in stock issuance costs	-	-	(20,398)
Proceeds from issuance of common stock	-	-	100,700

Net cash from financing activities	11,000	-	128,889

Net increase in cash	(3,771)	(12,029)	2,058

CASH AT BEGINNING PERIOD	5,829	46,331	-

CASH AT END OF PERIOD	$ 2,058	$ 34,302	$ 2,058
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

See accompanying notes to financial statements.

HAN LOGISTICS, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2007
(unaudited)

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS - March 31, 2007

NOTE A - PRESENTATION

The balance sheets of the Company as of March 31, 2007 and December 31, 2006, the related statements of operations for the three months ended March 31, 2007 and 2006 and for the date of inception (July 1, 1999) of the development stage period through March 31, 2007, and the statements of cash flows for the three months ended March 31, 2007 and 2006 and for the date of inception (July 1, 1999) of the development stage period through March 31, 2007, (the financial statements) include all adjustments (consisting of normal recurring adjustments) necessary to summarize fairly the Company’s financial position and results of operations. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management’s Discussion and Analysis and Financial Statements and notes thereto included in the Company’s December 31, 2006, Form 10-KSB and the Company’s Form 8-K and 8-K/A filings.

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

NOTE D - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company was in default on its notes and various accounts payable, has not generated any operating revenue, has incurred significant operating losses to date, has a negative cash flow from operations and has working capital and stockholders’ deficits, which raises substantial doubt about its ability to continue as a going concern.

In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, and the success of its future operations.

Management is attempting to raise additional capital and is seeking a business combination. Management believes that this plan provides an opportunity for the Company to continue as a going concern.

NOTE E - RELATED PARTY TRANSACTIONS

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

Shareholders and other related parties loaned an additional $11,000 to the Company during the first quarter 2007 which is also convertible to common stock at a rate of $0.10 per share.  The effect of conversion on the loss per share calculation would be anti-dilutive, as the Company incurred losses in each of the periods presented in the financial statements.  During the first quarter 2007, the Company recognized $11,000 of interest expense (the lesser of the intrinsic value of the conversion or the original loan amount) related to this conversion feature.

The Company has recorded accrued interest payable attributable to the related party liabilities accrued at 10% per annum totaling $12,511 at March 31, 2007.  The shareholder loans are unsecured and are payable on demand.

The Company currently utilizes office space on a rent-free basis from a shareholder, and shall do so until substantial revenue-producing operations commence. Management deemed the rent-free space to be of nominal value.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

General

Han Logistics, Inc. (the “Company”) is currently a development stage company under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 7. The Company was incorporated under the laws of the State of Nevada on July 1, 1999.

Plan of Operation

We propose to develop, market and deliver logistical analysis, problem-solving and other logistics services to business customers. Han Logistics is in the development stage and, to date, management has devoted substantially all of their time and effort to organizational and financing matters. Through the date hereof, we have not yet generated material service revenue and we have realized a net loss from operations. We did not generate any revenue during the quarter ended March 31, 2007 or the year December 31, 2006, and our net loss during the quarter ended March 31, 2007 was $(32,224).  For the period from inception through March 31, 2007, we had total revenues of $10,681 and a net loss of $(221,334).

Operating expenses for the quarter ended March 31, 2007, and the period from inception through March 31, 2007, totaled $20,055 and $184,312, respectively.  We do not anticipate the performance of any research and development during the next 12 months.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition, Capital Resources and Liquidity.

As of March 31, 2007, we had total cash assets of $2,058, which was derived from the proceeds of our stock offering and loans from related parties. We had total current liabilities of $109,813 and stockholders' deficit of $(106,532) as of March 31, 2007.  Deficits accumulated during the development stage totaled $(221,334).  Our financial statements are presented on the basis that Han Logistics is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. However, our independent accountants have noted that the Company has accumulated losses from operations and has the need to raise additional financing in order to satisfy its vendors and other creditors and execute its business plan.  These factors raise substantial doubt about our ability to continue as a going concern. Our future success will be dependent upon our ability to provide effective and competitive logistical analysis, problem-solving and other logistics services that meet customers' changing requirements.

Until the Company obtains the capital required to develop any properties or businesses and obtains the revenues needed from its future operations to meet its obligations, the Company will be dependent upon sources other than operating revenues to meet its operating and capital needs. Operating revenues may never satisfy these needs. Should Han Logistics' efforts to raise additional capital through equity and/or debt financing fail, Amee Han Lombardi, our President/Secretary/Treasurer, is expected to provide the necessary working capital so as to permit Han Logistics to continue as a going concern. While Ms. Han Lombardi has the capacity to fund Han Logistics’ current very limited operations, she has no obligation to do so.

Off-balance sheet arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Forward Looking Statements.

This Report contains forward-looking statements. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements usually contain the words “estimate,” “anticipate,” “believe,” “expect,” or similar expressions, and are subject to numerous known and unknown risks and uncertainties. In evaluating such statements, prospective investors should carefully review various risks and uncertainties identified in this Report, including the matters set forth in the Company’s other SEC filings. These risks and uncertainties could cause the Company’s actual results to differ materially from those indicated in the forward-looking statements. The Company undertakes no obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

Although forward-looking statements in this Quarterly Report on Form 10-QSB reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-QSB. We file reports with the Securities and Exchange Commission (“SEC”). We shall make available, free of charge, our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. You can read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

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

Item 3(a)T. Controls and Procedures.

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

Changes in internal control over financial reporting

We have had no changes to our internal controls over financial reporting during the quarter ended March 31, 2007.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None; not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the quarter ended March 31, 2007 we did not issue any unregistered securities:

Use of Proceeds of Registered Securities

We had no proceeds from the sale of Registered Securities during the quarter ended March 31, 2007.

Purchases of Equity Securities by Us and Affiliated Purchasers

SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs
Month #1 January 1, 2007 through January 31, 2007	None	None	None	None
Month #2 February 1, 2007 through February 28, 2007	None	None	None	None
Month #3 March 1, 2007 through March 31, 2007	None	None	None	None
Total	None	None	None	None

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5. Other Information.

(a)

None; not applicable.

(b)

Nominating Committee

During the quarterly period ended March 31, 2007, there were no changes in the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Item 6. Exhibits

(a) Exhibits and index of exhibits.

EX 31 Certification of Amee Han Lombardi, the Company’s President, Secretary/Treasurer, pursuant to section 302 of the Sarbanes-Oxley Act of 2002

EX 32 Certification of Amee Han Lombardi pursuant to section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAN LOGISTICS, INC.

Date:	May 21, 2007	By:	/s/Amee Han Lombardi
Amee Han Lombardi, President, Secretary/Treasurer and Director

Date:	May 21 , 2007	By:	/s/Mike Vardakis
Mike Vardakis, Director