Form 10QSB
period 2007-06-30
HAN LOGISTICS INC
filed 2007-08-14
CIK 1132509

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-QSB

______________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to____________

Commission File No. 000-52273

HAN LOGISTICS, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	88-0435998
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

3889 Vistacrest Dr.

Reno, Nevada 89509

(Address of Principal Executive Offices)

(775) 848-2124

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: August 13, 2007 - 2,073,700 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

HAN LOGISTICS, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS
June 30, 2007 and December 31, 2006

	2007	2006

ASSETS
CURRENT ASSETS:
Cash	$ 127	$ 5,829
Total Current Assets	127	5,829

PROPERTY AND EQUIPMENT, NET	1,076	1,370

TOTAL ASSETS	$ 1,203	$ 7,199

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$ 50,658	$ 39,577
Accounts payable-Related parties	8,000	4,000
Accrued interest-Related parties	13,826	11,343
Convertible Debt-Related parties-See note C	54,687	37,587
Total Current Liabilities	127,171	92,507

Total liabilities	127,171	92,507

Commitments and Contingencies

STOCKHOLDERS' EQUITY/(DEFICIT):
Common stock, $.001 par value; 50,000,000 shares
authorized; 2,073,700 shares issued and outstanding
at June 30, 2007 and December 31, 2006	2,074	2,074
Additional paid-in capital	118,828	101,728
Accumulated deficit during the development stage	(246,870)	(189,110)
Total Stockholders' Equity/(Deficit)	(125,968)	(85,308)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$ 1,203	$ 7,199

See accompanying notes to financial statements.

HAN LOGISTICS, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
For the Six Month Periods Ended June 30, 2007 and 2006 and the Three Month Periods Ended June 30, 2007 and 2006
and For the Period of Inception(July 1, 1999) through June 30, 2007

					Date of
					Inception
					(July 1, 1999)
	Six Months Ended		Three Months Ended		to
	June 30,		June 30,		June 30,
	2007	2006	2007	2006	2007
Revenues	$ -	$ -	$ -	$ -	$ 9,481
Revenues-Related party	-	-	-	-	1,200

Gross revenues	-	-	-	-	10,681

Operating Expenses:
Depreciation and amortization	294	98	147	98	685
General and administrative expenses	37,882	38,937	17,974	16,251	201,748

Total operating expenses	38,176	39,035	18,121	16,349	202,433

Loss from Operations	(38,176)	(39,035)	(18,121)	(16,349)	(191,752)

Other Income/(Expense)
Interest income	-	-	-	-	35
Interest (expense)	(19,584)	(1,879)	(7,415)	(939)	(55,153)
Total Other Income (Expense)	(19,584)	(1,879)	(7,415)	(939)	(55,118)

(Loss) from Continuing Operations	(57,760)	(40,914)	(25,536)	(17,288)	(246,870)

(Loss) from Discontinued operations	-	-	-	-	-

Loss before Income Taxes	(57,760)	(40,914)	(25,536)	(17,288)	(246,870)

Provisions for Income Taxes	-	-	-	-	-

Net (Loss)	$ (57,760)	$ (40,914)	$ (25,536)	$ (17,288)	$ (246,870)

Net (Loss) Per Share:
Basic and Diluted	$ (0.03)	$ (0.02)	$ (0.02)	$ (0.01)	$ (0.13)

Weighted Average Shares Outstanding
Basic and Diluted	2,073,700	2,061,618	2,073,700	2,069,737	2,013,613

See accompanying notes to financial statements.

                                                            HAN LOGISTICS, INC.

(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
For the Six Month Period Ended June 30, 2007 and 2006 and For the Period of Inception
(July 1, 1999) through June 30, 2007
			Date of
			Inception
			(July 1, 1999)
	Six Months Ended		to
	June 30,		June 30,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$ (57,760)	$ (40,914)	$ (246,870)
Adjustments to reconcile net income/(loss) to net cash used in operating activities
Depreciation and amortization	294	98	685
Amortization of interest on beneficial conversion	7,100	-	40,600
Changes in assets and liabilities:
Decrease in accounts receivable	-	-	-
Increase in accounts payable and accrued expenses	17,564	10,985	72,484
Net cash provided by operating activities	(22,802)	(29,831)	(133,101)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of computer equipment	-	(1,761)	(1,761)
Net cash provided (used) by investing activities	-	(1,761)	(1,761)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	17,100	-	54,687
(Increase) in stock issuance costs	-	-	(20,398)
Proceeds from issuance of common stock	-	20,200	100,700
Net cash from financing activities	17,100	20,200	134,989

Net increase in cash	(5,702)	(11,392)	127

CASH AT BEGINNING PERIOD	5,829	46,331	-

CASH AT END OF PERIOD	$ 127	$ 34,939	$ 127

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -
See accompanying notes to financial statements.

HAN LOGISTICS, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

June 30, 2007

(unaudited)

 CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS – June 30, 2007

NOTE A - PRESENTATION

The balance sheets of the Company as of June 30, 2007 and December 31, 2006, the related condensed statements of operations for the three and six months ended June 30, 2007 and 2006 and from the date of inception (July 1, 1999) of the development stage period through June 30, 2007, and the statements of cash flows for the six months ended June 30, 2007 and 2006 and from the date of inception (July 1, 1999) of the development stage period through June 30, 2007, (the financial statements) include all adjustments (consisting of normal recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations.  The accompanying unaudited, condensed financial statements of Han Logistics, Inc. have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and disclosures normally included in the financial statements have been condensed or omitted. The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's December 31, 2006, Form 10-KSB.

NOTE B - DEVELOPMENT STAGE COMPANY/GOING CONCERN

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

NOTE C - RELATED PARTY TRANSACTIONS

Shareholders and other related parties loaned $23,800 to the Company during 2005, which is convertible to common stock at a rate of $0.10 per share.  The effect of conversion on the loss per share calculation would be anti-dilutive, as the Company incurred losses in each of the periods presented in the financial statements.

Shareholders and other related parties have loaned $13,787 to the Company during the year ended December 31, 2004, which is convertible to common stock at a rate of $0.10 per share.  The effect of conversion on the loss per share calculation would be anti-dilutive, as the Company incurred losses in each of the periods presented in the financial statements.

Shareholders and other related parties loaned an additional $17,100 to the Company during the first six months of 2007, which is also convertible to common stock at a rate of $0.10 per share.  The effect of conversion on the loss per share calculation would be anti-dilutive, as the Company incurred losses in each of the periods presented in the financial statements.  During the first six months of 2007, the Company recorded a debt discount of $17,100 (the lesser of the intrinsic value of the conversion or the original loan amount) related to this beneficial conversion feature.  The Company completely amortized this discount during the period because of the due on demand nature of the note.  This has been included as interest expense on the Statement of Operations.

The Company has recorded accrued interest payable attributable to the related party liabilities accrued at 10% per annum totaling $13,826 at June 30, 2007.  The shareholder loans are unsecured and are payable on demand.

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

Plan of Operations

We propose to market and deliver logistical analysis, problem solving and other logistics services to business customers. Han Logistics is in the development stage and, to date, management has devoted substantially all of their time and effort to organizational and financing matters. Through the date hereof, we have not yet generated material service revenue and we have realized a net loss from operations. We did not generate any revenue during the quarter ended June 30, 2007 or the year December 31, 2006, and our net loss during the quarter ended June 30, 2007 was $(25,536).  For the period from inception through June 30, 2007, we had total revenues of $10,681 and a net loss of $(246,870).

Operating expenses for the quarter ended June 30, 2007, and the period from inception through June 30, 2007, totaled $18,121 and $202,433, respectively. As of the date hereof, we have sold a total of 73,700 shares of our common stock under our offering of 250,000 shares at a price of $1.00 per share, for gross proceeds of $73,700.  We had expected that these offering proceeds would satisfy our cash requirements for at least for a year and that it will not be necessary, during that period, to raise additional funds to meet the expenditures required for operating our business. However, certain related parties have lent $17,100 to the company during the current year and additional funds will be needed to continue on its limited operations.  We plan to employ a marketing specialist on a per project basis and a part-time bookkeeper with $9,000 of our offering proceeds. We do not anticipate the performance of any research and development during the next 12 months.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition, Capital Resources and Liquidity.

As of June 30, 2007, we had total cash assets of $127. We had total current liabilities of $127,171 a working capital deficiency of $(127,044) and stockholders' deficit of $(125,968) as of June 30, 2007.  Deficits accumulated during the development stage totaled $(246,870).  Our financial statements are presented on the basis that Han Logistics is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. However, our independent accountants have noted that the Company has accumulated losses from operations and has the need to raise additional financing in order to satisfy its vendors and other creditors and execute its business plan.  These factors raise substantial doubt about our ability to continue as a going concern. Our future success will be dependent upon our ability to provide effective and competitive logistical analysis, problem-solving and other logistics services that meet customers' changing requirements. Should Han Logistics' efforts to raise additional capital through equity and/or debt financing fail, Amee Han Lombardi, our President/Secretary/Treasurer, is expected to provide the necessary working capital so as to permit Han Logistics to continue as a going concern.

At June 30, 2007 the Company had no material operations and was still seeking capital through the stock offering or the obtaining of additional debt in order to resume operations. At June 30, 2007 and through the date of this filing, the Company has yet to obtain any other commitments for additional funding or commence its business activity.  In the quarter ended June 30, 2007, the Company has received another $6,100 in proceeds from debt.  As of the date hereof, the Company has received a total of $73,700 under its offering, and it has formally closed the offering, with no additional proceeds being raised, in the near future.

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

Changes in internal control over financial reporting

We have had no changes to our internal controls over financial reporting during the quarter ended June 30, 2007.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None; not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the quarter ended June 30, 2007 we did not issue any unregistered securities:

Use of Proceeds of Registered Securities

We had no proceeds from the sale of registered securities during the quarter ended June 30, 2007.

Purchases of Equity Securities by Us and Affiliated Purchasers

SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs
Month #1 April 1, 2007 through April 30, 2007	None	None	None	None
Month #2 May 1, 2007 through May 31, 2007	None	None	None	None

Month #3 June 1, 2007 through June 30, 2007	None	None	None	None
Total	None	None	None	None

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5. Other Information.

(a) None; not applicable.

(b) Nominating Committee

During the quarterly period ended June 30, 2007, there were no changes in the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

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

HAN LOGISTICS, INC.

Date:	August 13, 2007	By:	/s/Amee Han Lombardi
Amee Han Lombardi, President, Secretary/Treasurer and Director

Date:	August 13, 2007	By:	/s/Mike Vardakis
Mike Vardakis, Director