Form 10-Q/A
period 2007-06-30
HAN LOGISTICS INC
filed 2007-11-14
CIK 1132509

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-QSB/A-1

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

Yes [  ] No [X] *

*  This Form 10-QSB/A1 is filed for the sole purpose of correcting this disclosure.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Not applicable.

Check whether the Issuer filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes   No.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: November 13, 2007 - 2,073,700 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAN LOGISTICS, INC.

Date:	November 14,2007	By:	/s/Amee Han Lombardi
Amee Han Lombardi, President, Secretary/Treasurer and Director

Date:	November 14,2007	By:	/s/Mike Vardakis
Mike Vardakis, Director

2