Form 10KSB
period 2007-12-31
HAN LOGISTICS INC
filed 2008-04-15
CIK 1132509

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

April 10, 2008 - $73.70. There are approximately 73,700 shares of common voting stock of the Issuer held by non-affiliates. Because there has been no “established public market” for the Issuer’s common stock during the past five years, the Issuer has arbitrarily valued these shares at par value of $0.001 per share.

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

April 10, 2008:  Common – 2,073,700

DOCUMENTS INCORPORATED BY REFERENCE

A description of “Documents Incorporated by Reference” is contained in Part III, Item 13 of this Report.

Transitional Small Business Issuer Format Yes [  ] No [X]

TABLE OF CONTENTS

PART I

3

Item 1. Description of Business

3

Item 2. Description of Property

9

Item 3. Legal Proceedings

9

Item 4. Submission of Matters to a Vote of Security Holders

9

PART II

10

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.                                                                                                     10

Item 6. Management’s Discussion and Analysis or Plan of Operation

11

Item 7. Financial Statements.

12

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure  17

Item 8(A)T. Controls and Procedures.

17

Management’s Annual Report on Internal Control Over Financial Reporting

17

Item 8(B). Other Information.

18

PART III

18

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act                                                                                                                18

Item 10. Executive Compensation

20

Item 11. Security Ownership of Certain Beneficial Owners and Management

21

Item 12. Certain Relationships and Related Transactions

22

Item 13. Exhibits

23

Item 14. Principal Accounting Fees and Services

23

SIGNATURES

24

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

In July 1999 and November 1999, we received net proceeds in the amounts of $27,000 and $10,000 from the sale of 2,000,000 shares of common stock to, and a loan from, Ms. Amee Han Lombardi, the President/Secretary/Treasurer, a director and the sole shareholder of Han Logistics. During the calendar years ended December 31, 2007, and 2006, Ms. Han Lombardi and Lombardi Research, an entity controlled by Ms. Han Lombardi's husband, loaned a total of $54,687 to the Company. These loans are unsecured and payable upon demand and are convertible into common stock at a rate of $0.10 per share. Accrued interest on the loans was $17,100 at December 31, 2007.

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

As of the date of this Report, we have entered into letters of intent with two unrelated entities to provide shipping services.  In the case of one entity, these services will entail shipping from the U.S to Asia, and for the other, they will entail shipping from Europe to the United States.  We expect to begin providing these services within the next 60 days.

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

Effect of Existing or Probable Governmental Regulations on the Business

We are subject to the Sarbanes-Oxley Act of 2002. This Act creates a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence. It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, compensation and oversight of the work of public companies’ auditors; prohibits certain insider trading during pension bund blackout periods; and establishes a federal crime of securities fraud, among other provisions.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters have been submitted to a vote of our security holders during the fourth quarter of the calendar year ended December 31, 2007.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information

There is no “established trading market” for our shares of common stock. We are listed on the OTC Bulletin Board of the Financial Industry Regulatory Authority (“FINRA”) under the symbol “HANO”; however, management does not expect any established trading market to develop unless and until we have material operations. In any event, no assurance can be given that any market for our common stock will develop or be maintained. If a public market ever develops in the future, the sale of “unregistered” and “restricted” shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission by members of management or others may have a substantial adverse impact on any such market.  All of these persons have satisfied the six-month holding period requirement of Rule 144.

Set forth below are the high and low closing bid prices for our common stock for each quarter of 2007.  These bid prices were obtained from Pink Sheets, LLC, formerly known as the “National Quotation Bureau, LLC,” All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Period	High	Low
January 1, 2007 through March 31, 2007	None	None
April 1, 2007 through June 30, 2007	None	None

July 1, 2007 through September 30, 2007	$0.25	$0.20
October 1, 2007 through December 31, 2007	$0.25	$0.25

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

Recent Sales of Unregistered Securities

During the last three years we have not issued any unregistered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers

SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs
Month #1 10/1/07 to 10/31/07	None	None	None	None
Month #2 11/1/07 to 11/30/07	None	None	None	None
Month #3 12/1/07 to 12/31/07	None	None	None	None
Total	None	None	None	None

Item 6. Management’s Discussion and Analysis or Plan of Operation

Plan of Operation

We propose to develop, market and deliver logistical analysis, problem-solving and other logistics services to business customers. Han Logistics is in the development stage and, to date, management has devoted substantially all of its time and effort to organizational and financing matters. Through the date hereof, we have not yet generated material service revenue and we have realized a net loss from operations. We did not generate any revenue during the calendar years ended December 31, 2007 and 2006.  Operating expenses for the year ended December 31, 2007 and 2006, and the period from inception through December 31, 2007, totaled $58,423, $81,547 and $222,680, respectively.  Our net loss during the calendar year ended December 31, 2007 and 2006, was $80,774 and $85,306. For the period from inception through December 31, 2007, we had total revenues of $10,681 and a net loss of $(269,884).

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of December 31, 2007, we had total cash assets of $2,559, which was derived from the proceeds of our stock offering. We had total current liabilities of $152,324 and working capital deficit of $149,765 and stockholders' deficit of $(148,982) as of December 31, 2007. Deficits accumulated during the development stage totaled $(269,884). Our financial statements are presented on the basis that Han Logistics is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. However, our independent registered public accounting  firm accountants have noted that the Company has accumulated losses from operations and has the need to raise additional financing in order to satisfy its vendors and other creditors and execute its business plan. These factors raise substantial doubt about our ability to continue as a going concern. Our future success will be dependent upon our ability to provide effective and competitive logistical analysis, problem-solving and other logistics services that meet customers' changing requirements. Should Han Logistics' efforts to raise additional capital through equity and/or debt financing fail, Amee Han Lombardi, our President/Secretary/Treasurer, is expected to provide the necessary working capital so as to permit Han Logistics to continue as a going concern. While Ms. Han Lombardi has the capacity to fund Han Logistics at current levels, she has no obligation to do so.

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

Han Logistics, Inc.

[A Development Stage Company]

Financial Statements and Report of Independent Registered Public Accounting Firm as of December 31, 2007

and for the years ended December 31, 2007 and 2006

and for the Period from Inception(July 1, 1999) through

December 31, 2007

Han Logistics, Inc.

[A Development Stage Company]

TABLE OF CONTENTS

                                                                                                                              Page

Report of Independent Registered Public Accounting Firm                                  F-3

Balance Sheet-December 31, 2007

                                                        F-4

Statements of Operations for the years ended December 31, 2007 and 2006, and for the period from Inception [July 1, 1999] through

December 31, 2007                                                                                                F-5

Statements of Stockholders' Deficit for the period from Inception

[July 1, 1999] through December 31, 2007                                                           F-6

Statements of Cash Flows for the years ended December 31, 2007 and 2006,

and for the period from Inception [July 1, 1999] through December 31, 2007     F-7

Notes to Financial Statements                                                                     F-8 - F-19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Han Logistics, Inc. [a development stage company]

Reno, NV

We have audited the accompanying balance sheet of Han Logistics, Inc. [a development stage company] as of December 31, 2007, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2007 and 2006, and for the period from inception [July 1, 1999] through December 31, 2007. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Han Logistics, Inc. [a development stage company] as of December 31, 2007, and the results of its operations and cash flows for the years ended December 31, 2007 and 2006, and for the period from inception [July 1, 1999] through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

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

Mantyla McReynolds

Salt Lake City, Utah

April 15, 2008

HAN LOGISTICS, INC.
[A DEVELOPMENT STAGE COMPANY]
BALANCE SHEET
December 31, 2007

ASSETS

December 31,
2007
CURRENT ASSETS:
Cash	$ 2,559

Total Current Assets	2,559

PROPERTY, PLANT AND EQUIPMENT, net	783

TOTAL ASSETS	$ 3,342

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$ 70,543
Accounts payable-Related party	8,000
Notes payable - Related parties	57,187
Accrued interest - Related Party	16,594

Total Current Liabilities	152,324

STOCKHOLDERS' DEFICIT:

Capital stock, $.001 par value; 50,000,000 shares authorized;
2,073,700 shares issued and outstanding	2,074
Additional paid-in capital	118,828
Deficit accumulated during the development stage	(269,884)

Total Stockholders' Deficit	(148,982)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 3,342

HAN LOGISTICS, INC.
[A DEVELOPMENT STAGE COMPANY]
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006 AND FOR THE PERIOD
FROM INCEPTION (JULY 1, 1999) TO DECEMBER 31, 2007

			Inception
	Year Ended	Year Ended	(July 1, 1999) to
	December 31,	December 31,	December 31,
	2007	2006	2007

Revenues	$ -	$ -	$ 9,481
Revenues - Related Party	-	-	1,200

Gross margin	-	-	10,681

EXPENSES:
Depreciation	587	391	978
General and administrative expenses	57,836	81,156	221,702

TOTAL OPERATING EXPENSES	58,423	81,547	222,680

Net (loss) before other items	(58,423)	(81,547)	(211,999)

OTHER INCOME
Interest income	-	-	35
Interest expense - Related Party	(22,351)	(3,759)	(57,920)

Other Income (expense)	(22,351)	(3,759)	(57,885)

Net Income/(Loss)	$ (80,774)	$ (85,306)	$ (269,884)

BASIC & DILUTED EARNINGS (LOSS) PER SHARE	$ (0.04)	$ (0.04)	$ (0.13)

WEIGHTED AVERAGE SHARES OUTSTANDING	2,073,700	2,067,742	2,017,178

HAN LOGISTICS, INC.
[A DEVELOPMENT STAGE COMPANY]
STATEMENTS OF STOCKHOLDERS' EQUITY/(DEFICIT)
FOR THE PERIOD FROM INCEPTION (JULY 1, 1999) TO DECEMBER 31, 2007
			Additional		Net
	Capital Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	(Deficit)	Deficit
Balance, July 1, 1999	0	$0	$0	$0	$0
Issued stock for cash at inception	2,000,000	2,000	25,000		27,000
Net loss for the Period Ended December 31, 1999				(2,426)	(2,426)
Balance, December 31, 1999	2,000,000	2,000	25,000	(2,426)	24,574
Net loss for the Year Ended December 31, 2000				(29,845)	(29,845)
Balance, December 31, 2000	2,000,000	2,000	25,000	(32,271)	(5,271)
Net loss for the Year Ended December 31, 2001				(6,107)	(6,107)
Balance, December 31, 2001	2,000,000	2,000	25,000	(38,378)	(11,378)
Net loss for the Year Ended December 31, 2002				(2,528)	(2,528)
Balance, December 31, 2002	2,000,000	2,000	25,000	(40,906)	(13,906)
Net loss for the Year Ended December 31, 2003				(3,001)	(3,001)
Balance, December 31, 2003	2,000,000	2,000	25,000	(43,907)	(16,907)
Net loss for the Year Ended December 31, 2004				(6,438)	(6,438)
BALANCE, December 31, 2004	2,000,000	2,000	25,000	(50,345)	(23,345)
Common stock issued for cash	53,500	54	53,446	-	53,500
Stock Issuance Costs	-	-	(20,398)	-	(20,398)
Cost of beneficial conversion feature			23,500		23,500
Net loss for the year ended December 31, 2005	-	-	-	(53,459)	(53,459)
BALANCE, December 31, 2005	2,053,500	2,054	81,548	(103,804)	(20,202)
Common stock issued for cash	20,200	20	20,180	-	20,200
Net loss for the year ended December 31, 2006	-	-	-	(85,306)	(85,306)
BALANCE, December 31, 2006	2,073,700	2,074	101,728	(189,110)	(85,308)
Cost of beneficial conversion feature			17,100		17,100
Net loss for the Year Ended December 31, 2007				(80,774)	(80,774)
BALANCE, December 31, 2007	2,073,700	2,074	118,828	(269,884)	(148,982)

The accompanying notes are an integral part of these financial statements.

HAN LOGISTICS, INC.
[A DEVELOPMENT STAGE COMPANY]
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006 AND FOR THE PERIOD
FROM INCEPTION (JULY 1, 1999) TO DECEMBER 31, 2007

			Inception
	Year Ended	Year Ended	(July 1, 1999) to
	December 31,	December 31,	December 31,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) from operations	$ (80,774)	(85,306)	$ (269,884)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation	587	391	978
Amortization of interest on beneficial conversion	17,100	-	40,600
Changes in assets and liabilities:
(Increase) in accounts receivable	-	-	-
Increase in accounts payable	34,966	22,215	78,543
Increase (decrease) in accrued expenses	5,251	3,759	16,594

Net cash used in operating activities	(22,870)	(58,941)	(133,169)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	-	(1,761)	(1,761)

Net cash used in investing activities	-	(1,761)	(1,761)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in notes payable	19,600	-	57,187
Increase in stock issuance costs	-	-	(20,398)
Proceeds from issuance of common stock	-	20,200	100,700

Net cash provided by financing activities	19,600	20,200	137,489

Net Increase (decrease) in cash	(3,270)	(40,502)	2,559

CASH AT BEGINNING PERIOD	5,829	46,331	-

CASH AT END OF PERIOD	$ 2,559	$ 5,829	$ 2,559

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for income taxes	$ -	$ -	$ -
Cash paid for interest	$ -	$ -	$ -

HAN LOGISTICS, INC.

[A DEVELOPMENT STAGE COMPANY]

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

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

Accounts Receivable

Trade receivables are recognized and carried at the original invoice amount less allowance for any un-collectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. There were no bad debts for the period ended December 31, 2007.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

HAN LOGISTICS, INC.

[A DEVELOPMENT STAGE COMPANY]

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

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

Revenue Recognition

The Company recognizes revenue, in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, which states that revenue is generally recognized when it is realized and earned.  Specifically, the Company recognizes revenue when services are performed and projects are completed and accepted by the customer.

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

HAN LOGISTICS, INC.

[A DEVELOPMENT STAGE COMPANY]

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

 Income Taxes

The Company recognizes deferred income tax assets or liabilities for the expected future tax consequences of events that have been recognized in the financial statements or income tax returns. Deferred income tax assets or liabilities are determined based upon the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates expected to apply when the differences are expected to be settled or realized. Deferred income tax assets are reviewed periodically for recoverability and valuation allowances are provided as necessary. We classify penalties and interest as income taxes as allowed by FIN 48, “Accounting for Uncertainty in Income Taxes.”  A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future realization is uncertain.

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

For the period ended December 31, 2007, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.  Total potentially dilutive securities as of December 31, 2007 approximate 546,870 shares (see Note 6).

HAN LOGISTICS, INC.

[A DEVELOPMENT STAGE COMPANY]

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

Recent Accounting Pronouncements

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

HAN LOGISTICS, INC.

[A DEVELOPMENT STAGE COMPANY]

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

Statement of Financial Accounting Standard No. 141R

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141(revised 2007), “Business Combinations”(“SFAS 141R”).  SFAS 141R requires the use of “full fair value” to record all the identifiable assets, liabilities, non-controlling interests and goodwill acquired in a business combination.  SFAS 141R is effective for fiscal years beginning on or after December 15, 2008.  The Company does not anticipate adoption of this standard will have a material impact on its financial statements.

Statement of Financial Accounting Standard No. 160

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160, “Non-controlling Interest in Consolidated Financial Statements” (“SFAS 160”).  SFAS 160 requires the non-controlling interests(minority interests) to be recorded at fair value and reported as a component of equity.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008.  The Company does not anticipate adoption of this standard will have a material impact on its financial statements.

The implementations of the above pronouncements are not expected to have a material effect on the Company's financial statements.

Reclassifications

Certain amounts have been reclassified and represented to conform to the current financial statement presentation.

HAN LOGISTICS, INC.

[A DEVELOPMENT STAGE COMPANY]

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

NOTE   3 – Financial Condition and Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company incurred a net loss of $80,774 (from operations) for the period ended December 31, 2007.  It also sustained operating losses in prior years as well.  These factors raise substantial doubt as to its ability to obtain debt and/or equity financing and achieve profitable operations.

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

NOTE 4 – Income Taxes

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. The application of income tax law is inherently complex.

HAN LOGISTICS, INC.

[A DEVELOPMENT STAGE COMPANY]

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

NOTE 4 – Income Taxes [continued]

Laws and regulation in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding the income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time. As such, changes in the subjective assumptions and judgments can materially affect amounts recognized in the balance sheets and statements of income.

At the adoption date of January 1, 2007, we had no unrecognized tax benefit, which would affect the effective tax rate if recognized. There has been no significant change in the unrecognized tax benefit during the year ended December 31, 2007.

We classify interest and penalties arising from the underpayment of income taxes in the statement of income under general and administrative expenses. As of December 31, 2007, we had no accrued interest or penalties related to uncertain tax positions. The tax years 2007 and 2006 federal return remains open to examination.

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net operating loss carry forwards are recognized, against which a valuation reserve has been applied. The Company recognized a valuation reserve by an equal amount equal to the deferred tax benefit of the loss carry forwards.

HAN LOGISTICS, INC.

[A DEVELOPMENT STAGE COMPANY]

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

NOTE 4 – Income Taxes [continued]

The components of deferred income tax assets (liabilities) at December 31, 2007, were as follows:

	Balance	Rate	Tax
Federal loss carryforward (expires through 2027)	$229,284	34%	$ 77,957
Valuation allowance			(77,957)
Deferred tax asset			$ -

A reconciliation between expected and actual tax liability is presented below.

Expected Provision (Benefit)
$ (21,649)
Effect of: Increase in valuation allowance	21,649
Total Actual Provision	$ -

At December 31, 2007, Han Logistics, Inc. has an a net operating loss carry forward for Federal income tax purposes totaling approximately $229,284 which, if not utilized, will expire in the year 2027.  During 2007, the valuation allowance increased by $21,649 from $56,308 as of December 31, 2006.

HAN LOGISTICS, INC.

[A DEVELOPMENT STAGE COMPANY]

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

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

NOTE 6 - Related Party Transactions

Shareholders and other related parties loaned $17,100 to the Company during 2007, which is convertible to common stock at a rate of $0.10 per share.  The effect of conversion on the loss per share calculation would be anti-dilutive, as the Company incurred losses in each of the periods presented in the financial statements.  Additionally, the Company recorded an interest expense of $17,100 for the conversion feature of the loans made during 2007.

Shareholders and other related parties loaned $2,500 to the Company during 2007.  This loan is a demand note and carries an interest rate of 24% per annum.

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

HAN LOGISTICS, INC.

[A DEVELOPMENT STAGE COMPANY]

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

NOTE 6 - Related Party Transactions-Continued

The Company has recorded accrued interest payable attributable to the related party liabilities in the amount of $54,687 accrued at 10% per annum totaling $16,573 at December 31, 2007.  The Company has recorded accrued interest payable attributable to the related party liabilities in the amount of $2,500 accrued at 24% per annum totaling $21 at December 31, 2007.  The shareholder loans are unsecured and are payable on demand.

During a prior year, the Company recorded revenues of $1,200, which were earned from services provided to a related party.  The party and the Company have related officers.  No amounts are due to or from this party as of December 31, 2007.

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

NOTE 8 – Property and Equipment

Long-lived assets are stated at cost.  Maintenance and repairs are expensed as incurred.  Depreciation is determined using the straight-line method over the estimated useful lives of the assets, which is between five to thirty-nine years.

Where an impairment of a property’s value is determined to be other than temporary, an allowance for the estimated potential loss is established to record the property at its net realizable value.

HAN LOGISTICS, INC.

[A DEVELOPMENT STAGE COMPANY]

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

When items of building or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations.  The Company does not have any long-lived tangible assets, which are considered to be impaired as of December 31, 2007.

At December 31, 2007, property and equipment consisted of the following:

	Useful Lives	December 31, 2007
Computer equipment	3	1,761
Less:accumulated depreciation		(978)
		$ 783

Depreciation expense was $587 for the year ended December 31, 2007.

NOTE 9 – Prior Period Adjustments

The Company determined their accounting for convertible debt was erroneously reported in 2005.  The Company issued debt, which is convertible into shares of common stock at $0.10.  The Company failed to account for the beneficial conversion feature included with this debt.  It was determined that interest expense resulting from this feature should have been reported in 2005.  Because the note is due on demand, the full effect of the beneficial conversion should be reported in 2005.

HAN LOGISTICS, INC.

[A DEVELOPMENT STAGE COMPANY]

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None; Not applicable.

Item 8(A)T. Controls and Procedures.

Under the supervision and with the participation of our management, including our chief executive officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report.  Based upon that evaluation, our chief executive officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding disclosure. A discussion of the material weaknesses in our controls and procedures is described below.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management, which consists primarily of Amee Han Lombardi, president and chief accounting officer, who is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, including our sole executive and accounting officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.  In making this assessment, our management used the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its evaluation, our management concluded that there are multiple material weaknesses in our internal control over financial reporting.  A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified are primarily due to insufficient personnel in the finance department which results in an inability to provide effective oversight and review of financial transactions with regard to accumulating and compiling financial data in the preparation of financial statements.  The lack of sufficient personnel also results in a lack of segregation of duties and the accounting technical expertise necessary for an effective system of internal control.

We have begun to take steps to mitigate this material weakness to the fullest extent possible.  As soon as our finances allow, we plan on hiring additional finance staff and, where necessary, utilizing competent outside consultants to provide a layer of review and technical expertise that is currently lacking in our internal controls over financial reporting.

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2007.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting.

During the most recent quarter ended December 31, 2007, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Compliance with Section 16(a) of the Exchange Act

Upon the Company’s filing of its Form 8-A on October 23, 2006, Ms. Han Lombardi and Mr. Vardakis became subject to the reporting obligations of Section 16(a) of the Exchange Act.  Each of these persons will filed Form 3 Initial Statement of Beneficial Ownership of Securities with the Securities and Exchange Commission on April 18, 2007 and April 17, 2007, respectively.

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

Item 10. Executive Compensation

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
Amee Han Lombardi President, Secretary, Treasurer, Director	12/31/07 12/31/06 12/31/05	0 48,000 23,275	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	24,000(1) 0 0	24,000 48,000 23,275
Michael Vardakis Director	12/31/07 12/31/06 12/31/05	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

(1)  During 2007, we paid Ms. Han Lombardi $24,000 in consulting fees.

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

Ownership of Principal Shareholders

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	Amee Han Lombardi	2,000,000 - Direct	96.4%

Security Ownership of Management

The following table sets forth the share holdings of the Company’s directors and executive officers as of December 31, 2007:

Ownership of Officers and Directors

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	Amee Han Lombardi	2,000,000 - Direct	96.4
Common	Michael Vardakis	0	0%

Changes in Control

There are no additional present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	None	None	None
Equity compensation plans not approved by security holders	None	None	None
Total	None	None	None

Item 12. Certain Relationships and Related Transactions

Transactions with Related Persons

Shareholders and other related parties loaned $17,100 to the Company during 2007, which is convertible to common stock at a rate of $0.10 per share.  The effect of conversion on the loss per share calculation would be anti-dilutive, as the Company incurred losses in each of the periods presented in the financial statements.  Additionally, the Company recorded an interest expense of $17,100 for the conversion feature of the loans made during 2007.

Shareholders and other related parties loaned $2,500 to the Company during 2007.  This loan is a demand note and carries an interest rate of 24% per annum.

Shareholders and other related parties loaned $23,800 to the Company during 2005, which is convertible to common stock at a rate of $0.10 per share.

Shareholders and other related parties had loaned $13,787 to the Company as of December 31, 2004, which is convertible to common stock at a rate of $0.10 per share.

The Company has recorded accrued interest payable attributable to the related party liabilities in the amount of $54,687 accrued at 10% per annum totaling $16,573 at December 31, 2007.  The Company has recorded accrued interest payable attributable to the related party liabilities in the amount of $2,500 accrued at 24% per annum totaling $21 at December 31, 2007.  The shareholder loans are unsecured and are payable on demand.

During a prior year, the Company recorded revenues of $1,200, which were earned from services provided to a related party.  The party and the Company have related officers.  No amounts are due to or from this party as of December 31, 2007.

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

EX 31.1 Certification of Amee Han Lombardi, the Company’s President, Secretary/Treasurer, pursuant to section 302 of the Sarbanes-Oxley Act of 2002

EX 32 Certification of Amee Han Lombardi pursuant to section 906 of the Sarbanes-Oxley Act of 2002

*Attached as an exhibit to our SB-2 Registration Statement

**Attached as an exhibit to our 10KSB for the year ended December 31, 2005

***Incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The Following is a summary of the fees billed to the Company by its principal accountants during the fiscal years ended December 31, 2007 and 2006:

Fee Category	2007	2006
Audit Fees	$11,308	$9,324

Audit-related Fees	$0	$29
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$11,308	$9,353

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

HAN LOGISTICS, INC.

Date:	April 15, 2008	By:	/s/Amee Han Lombardi
Amee Han Lombardi, President, Secretary/Treasurer and Director

In accordance with the Securities Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

HAN LOGISTICS, INC.

Date:	April 15, 2008	By:	/s/Amee Han Lombardi
Amee Han Lombardi, President, Secretary/Treasurer and Director

Date:	April15 , 2008	By:	/s/Mike Vardakis
Mike Vardakis, Director

24