Form 10-Q
period 2008-03-31
HAN LOGISTICS INC
filed 2008-05-20
CIK 1132509

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 ( d ) OF THE EXCHANGE ACT

For the transition period from ____________ to____________

Commission File No. 000-52273

HAN LOGISTICS, INC.

(Exact name of Registrant as specified in its charter)

Nevada	88-0435998
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

5925 Starcrest Avenue

Reno, Nevada 89523

(Address of Principal Executive Offices)

(775) 787-7483

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year,

if changed since last report)

Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [  ]      Accelerated filer [  ]       Non-accelerated filer [  ]      Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  May 19, 2008 - 2,073,700 shares of common stock.

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

HAN LOGISTICS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2008

HAN LOGISTICS, INC.

[A Development Stage Company]

CONTENTS

PAGE

—

Condensed Balance Sheets,

March 31, 2008 (Unaudited) and December 31, 2007

4

—

Unaudited Condensed Statements of Operations,

for the three months ended March 31, 2008

and 2007 and from inception on July 1,

1999 through March 31, 2008

5

—

Unaudited Condensed Statements of Cash Flows,

for the three months ended March 31, 2008

and 2007 and from inception on July 1,

1999 through March 31, 2008

6

—

Notes to Unaudited Condensed Financial Statements

7 - 11

HAN LOGISTICS, INC.

[A Development Stage Company]

CONDENSED BALANCE SHEETS

ASSETS	March 31, 2008 [Unaudited]	December 31, 2007
CURRENT ASSETS:
Cash	$ 28	$ 2,559
Accounts receivable	350	-
Total Current Assets	378	2,559

PROPERTY AND EQUIPMENT, NET	636	783

TOTAL ASSETS	$ 1,014	$ 3,342

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$ 63,949	$ 70,543
Accounts payable-Related parties	8,000	8,000
Accrued liabilities	45	-
Accrued liabilities-Related parties	18,107	16,594
Notes payable	9,700	-
Notes payable-Related parties	57,187	57,187
Total Current Liabilities	156,988	152,324

Total liabilities	156,988	152,324

Commitments and Contingencies

STOCKHOLDERS' EQUITY/(DEFICIT):
Common stock, $.001 par value; 50,000,000 shares authorized;
2,073,700 shares issued and outstanding at
March 31, 2008 and December 31, 2007	2,074	2,074
Additional paid-in capital	118,828	118,828
Accumulated deficit during the development stage	(276,876)	(269,884)
Total Stockholders' Equity/(Deficit)	(155,974)	(148,982)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$ 1,014	$ 3,342

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAN LOGISTICS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

			Date of
			Inception
			(July 1, 1999)
	Three Months Ended		to
	March 31,		March 31,
	2008	2007	2008
Revenues	$ -	$ -	$ 9,481
Revenues-Related party	350	-	1,550

Gross revenues	350	-	11,031

Operating Expenses:
Depreciation and amortization	147	147	1,125
General and administrative expenses	5,636	19,908	227,338

Total operating expenses	5,783	20,055	228,463

Loss from Operations	(5,433)	(20,055)	(217,432)

Other Income/(Expense)
Interest income	-	-	35
Interest (expense)	(45)	-	(45)
Interest (expense)-Related parties	(1,514)	(12,169)	(59,434)
Total Other Income (Expense)	(1,559)	(12,169)	(59,444)

(Loss) from Continuing Operations	(6,992)	(32,224)	(276,876)

(Loss) from Discontinued operations	-	-	-

Loss before Income Taxes	(6,992)	(32,224)	(276,876)

Provisions for Income Taxes	-	-	-

Net (Loss)	$ (6,992)	$ (32,224)	$ (276,876)

Net (Loss) Per Share:
Basic and Diluted	$ (0.01)	$ (0.01)	$ (0.14)

Weighted Average Shares Outstanding
Basic and Diluted	2,073,700	2,073,700	2,015,931

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAN LOGISTICS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

			Date of
			Inception
			(July 1, 1999)
	Three Months Ended		to
	March 31,		March 31,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$ (6,992)	$ (32,224)	$ (276,876)
Adjustments to reconcile net income/(loss) to net cash used
in operating activities:
Depreciation and amortization	147	147	1,125
Amortization of interest on beneficial conversion	-	11,000	40,600
Changes in assets and liabilities:
(Increase) / Decrease in accounts receivable	(350)	-	(350)
Increase / (Decrease) in accounts payable and accrued expenses	(5,036)	6,306	90,101

Net cash provided by / (used in) operating activities	(12,231)	(14,771)	(145,400)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	-	-	(1,761)

Net cash used in investing activities	-	-	(1,761)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase/(decrease) in notes payable	9,700	11,000	66,887
(Increase) in stock issuance costs	-	-	(20,398)
Proceeds from issuance of common stock	-	-	100,700

Net cash from financing activities	9,700	11,000	147,189

Net increase (decrease) in cash	(2,531)	(3,771)	28

CASH AT BEGINNING PERIOD	2,559	5,829	-

CASH AT END OF PERIOD	$ 28	$ 2,058	$ 28

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAN LOGISTICS, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS – March 31, 2008

NOTE A - PRESENTATION

The balance sheets of the Company as of March 31, 2008 and December 31, 2007, the related consolidated statements of operations for the three months ended March 31, 2008 and 2007 and from the date of inception (July 1, 1999) of the development stage period through March 31, 2008, and the statements of cash flows for the three months ended March 31, 2008 and 2007 and from the date of inception (July 1, 1999) of the development stage period through March 31, 2008, (the financial statements) include all adjustments (consisting of normal recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's December 31, 2007, Form 10-KSB and the Company's Form 8-K and 8-K/A filings.

NOTE B - REVENUE RECOGNITION

The Company recognizes revenue in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) Number 104, which states that revenue is recognized when it is realized and earned.  Specifically, the Company recognizes revenue when services are performed and projects are completed and accepted by the customer.

NOTE C - DEVELOPMENT STAGE COMPANY

Han Logistics, Inc. is a development stage company since July 1, 1999(Inception). The Company is subject to risks and uncertainties, including new product development, actions of competitors, reliance on the knowledge and skills of its employees to be able to service customers, and availability of sufficient capital and a limited operating history. Accordingly, the Company presents its financial statements in accordance with the accounting principles generally accepted in the United States of America that apply in establishing new operating enterprises. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the accumulated statement of operations and cash flows from inception of the development stage to the date on the current balance sheet. Contingencies exist with respect to this matter, the ultimate resolution of which cannot presently be determined.

NOTE D - RELATED PARTY TRANSACTIONS

Shareholders and other related parties loaned $23,800 to the Company through 2005, which is convertible to common stock at a rate of $0.10 per share.  The effect of conversion on the loss per share calculation would be anti-dilutive, as the Company incurred losses in each of the periods presented in the financial statements.

Shareholders and other related parties have loaned $13,787 to the Company as of December 31, 2006, which is convertible to common stock at a rate of $0.10 per share.  The effect of conversion on the loss per share calculation would be anti-dilutive, as the Company incurred losses in each of the periods presented in the financial statements.

Shareholders and other related parties loaned an additional $17,100 to the Company during 2007, which is also convertible to common stock at a rate of $0.10 per share.  The effect of conversion on the loss per share calculation would be anti-dilutive, as the Company incurred losses in each of the periods presented in the financial statements.

A Shareholder loaned an additional $2,500 to the Company during 2007.  The note is unsecured and has an interest rate of 24% per annum.

The Company has recorded accrued interest payable attributable to the related party liabilities accrued at 10% per annum and the note at 24% listed above totaling $18,107 at March 31, 2008.  The shareholder loans are unsecured and are payable on demand.

The Company currently utilizes office space on a rent-free basis from a shareholder, and shall do so until substantial revenue-producing operations commence. Management deemed the rent-free space to be of nominal value.

NOTE E – NOTE PAYABLE

An independent party loaned $ 9,700 to the Company on March 12, 2008.  The note is unsecured, due upon demand and has an interest rate of 9%.

NOTE F - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company was in default on its notes and various accounts payable, has generated minimal operating revenue, has incurred significant operating losses to date, has a negative cash flow from operations and has working capital and stockholders' deficits, which raise substantial doubt about its ability to continue as a going concern.

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

NOTE G – RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements.  The Company adopted SFAS 157 on January 1, 2008 with no impact on the Company’s condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected.  The Company elected not to measure any additional financial assets or liabilities at fair value at the time SFAS 159 was adopted on January 1, 2008.  As a result, implementation of SFAS 159 had no impact on the Company’s condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51(“SFAS 160”). SFAS No. 141R requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired.  SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141R and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008.  Early adoption is prohibited.  The Company has not yet determined the effect on its consolidated financial statements, if any, upon adoption of SFAS No. 141R or SFAS No. 160.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative instruments and hedging activities including: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged. The Company has no derivative instruments so the adoption of SFAS 161 is not expected to have any impact on the Company’s consolidated financial statements and it does not intend to adopt this standard early.

Item 2.  Management’s Discussions and Analysis of Financial Condition and Results of Operations.

Forward-looking Statements

Statements made in this Quarterly Report which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and our business, including, without limitation, (i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words “may,” “would,” “could,” “should,” “expects,” “projects,” “anticipates,” “believes,” “estimates,” “plans,” “intends,” “targets” or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, general economic or industry conditions, nationally and/or in the communities in which we may conduct business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our current or potential business and related matters.

Accordingly, results actually achieved may differ materially from expected results in these statements.  Forward-looking statements speak only as of the date they are made.  We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Plan of Operation

We propose to develop, market and deliver logistical analysis, problem-solving and other logistics services to business customers. Han Logistics is in the development stage and, to date, management has devoted substantially all of its time and effort to organizational and financing matters. Through the date hereof, we have not yet generated material service revenue and we have realized a net loss from operations. We generated revenue of only $350 during the quarter ended March 31, 2008.  Operating expenses for the quarter ended March 31, 2008 and 2007, and the period from inception through March 31, 2008, totaled $5,783, $20,055 and $228,463, respectively.  Our net loss during the quarters ended March 31, 2008, and 2007, and the period from inception through March 31, 2008, was $6,992, $32,224 and $276,876.

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

Liquidity

As of March 31, 2008, we had total current assets of $378, of which $28 constituted cash resources. We had total current liabilities of $156,988 and working capital deficit of $156,610 and stockholders' deficit of $(155,974) as of March 31, 2008. Deficits accumulated during the development stage totaled $(276,876). Our financial statements are presented on the basis that Han Logistics is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. However, our independent registered public accounting  firm accountants have noted that the Company has accumulated losses from operations and has the need to raise additional financing in order to satisfy its vendors and other creditors and execute its business plan. These factors raise substantial doubt about our ability to continue as a going concern. Our future success will be dependent upon our ability to provide effective and competitive logistical analysis, problem-solving and other logistics services that meet customers' changing requirements. Should Han Logistics' efforts to raise additional capital through equity and/or debt financing fail, Amee Han Lombardi, our President/Secretary/Treasurer, is expected to provide the necessary working capital so as to permit Han Logistics to continue as a going concern. While Ms. Han Lombardi has the capacity to fund Han Logistics at current levels, she has no obligation to do so.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4T.  Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q.  In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2008, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

Our management, with the participation of the chief executive officer and chief financial officer, has concluded there were no significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None; not applicable.

Item 1A.  Risk Factors.

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None; not applicable.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5. Other Information.

None; not applicable.

Item 6. Exhibits.

Exhibit No.                         Identification of Exhibit

31 32

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of Amee Han Lombardi.

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Amee Han Lombardi.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

HAN LOGISTICS, INC.

Date:	May 19, 2008	By:	/s/Amee Han Lombardi
Amee Han Lombardi, President, Secretary/Treasurer and Director

Date:	May 19 , 2008	By:	/s/Mike Vardakis
Mike Vardakis, Director