Form 10-Q
period 2008-06-30
HAN LOGISTICS INC
filed 2008-08-18
CIK 1132509

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 ( d ) OF THE EXCHANGE ACT

For the transition period from ____________ to____________

Commission File No. 333-54002

HAN LOGISTICS, INC.

(Exact name of Registrant as specified in its charter)

Nevada	88-0435998
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

3889 Vistacrest Drive

Reno, Nevada 89509

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  March 31, 2008 - 2,073,700 shares of common stock.

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

HAN LOGISTICS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2008

HAN LOGISTICS, INC.

[A Development Stage Company]

CONTENTS

PAGE

—

Condensed Balance Sheets,

June 30, 2008 (Unaudited) and December 31, 2007

4

—

Unaudited Condensed Statements of Operations,

for the three and six months ended June 30, 2008

and 2007 and from inception on July 1,

1999 through June 30, 2008

5

—

Unaudited Condensed Statements of Cash Flows,

for the six months ended June 30, 2008

and 2007 and from inception on July 1,

1999 through June 30, 2008

6

—

Notes to Unaudited Condensed Financial Statements

7 - 11

HAN LOGISTICS, INC.

[A Development Stage Company]

CONDENSED BALANCE SHEETS

ASSETS	June 30, 2008 Unaudited	December 31, 2007 Audited
CURRENT ASSETS:
Cash	$ 926	$ 2,559
Total Current Assets	926	2,559

PROPERTY AND EQUIPMENT, NET	489	783

TOTAL ASSETS	$ 1,415	$ 3,342

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$ 79,998	$ 70,543
Accounts payable-Related parties	8,000	8,000
Accrued liabilities	260	-
Accrued liabilities-Related parties	19,604	16,594
Notes payable	9,700	-
Notes payable-Related parties	57,187	57,187
Total Current Liabilities	174,749	152,324

Total liabilities	174,749	152,324

STOCKHOLDERS' EQUITY/(DEFICIT):
Common stock, $.001 par value; 50,000,000 shares authorized;
2,073,700 shares issued and outstanding at
June 30, 2008 and December 31, 2007	2,074	2,074
Additional paid-in capital	118,828	118,828
Accumulated deficit during the development stage	(294,236)	(269,884)
Total Stockholders' Equity/(Deficit)	(173,334)	(148,982)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$ 1,415	$ 3,342

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAN LOGISTICS, INC.

[A Development Stage Company]

CONDENSED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2008 and 2007 and
For the Date of Inception (July 1, 1999) through June, 2008
		(Unaudited)
					Date of
					Inception
					(July 1, 1999)
	Six Months Ended		Three Months Ended		to
	June 30,		June 30,		June 30,
	2008	2007	2008	2007	2008
Revenues	$ -	$ -	$ -	$ -	$ 9,481
Revenues-Related party	950	-	600	-	2,150

Gross revenues	950	-	600	-	11,631

Operating Expenses:
Depreciation and amortization	294	294	147	147	1,272
General and administrative expenses	21,738	37,882	16,102	17,974	243,440

Total operating expenses	22,032	38,176	16,249	18,121	244,712

Loss from Operations	(21,082)	(38,176)	(15,649)	(18,121)	(233,081)

Other Income/(Expense)
Interest income	-	-	-	-	35
Interest (expense)	(260)	-	(215)	-	(260)
Interest (expense)-Related parties	(3,010)	(19,584)	(1,496)	(7,415)	(60,930)
Total Other Income (Expense)	(3,270)	(19,584)	(1,711)	(7,415)	(61,155)

Loss before Income Taxes	(24,352)	(57,760)	(17,360)	(25,536)	(294,236)

Provisions for Income Taxes	-	-	-	-	-

Net (Loss)	$ (24,352)	$ (57,760)	$ (17,360)	$(25,536)	$(294,236)

Net (Loss) Per Share:
Basic and Diluted	$ (0.01)	$ (0.03)	$ (0.01)	$ (0.02)	$ (0.15)

Weighted Average Shares Outstanding
Basic and Diluted	2,073,700	2,073,700	2,073,700	2,073,700	2,017,514

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAN LOGISTICS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

			Date of
			Inception
			(July 1, 1999)
	Six Months Ended		to
	June 30,		June 30,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$ (24,352)	$ (57,760)	$ (294,236)
Adjustments to reconcile net income/(loss) to net cash used
in operating activities:
Depreciation and amortization	294	294	1,272
Amortization of interest on beneficial conversion	-	17,100	40,600
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	12,725	17,564	107,862

Net cash from operating activities	(11,333)	(22,802)	(144,502)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	-	-	(1,761)

Net cash used in investing activities	-	-	(1,761)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	9,700	17,100	66,887
(Increase) in stock issuance costs	-	-	(20,398)
Proceeds from issuance of common stock	-	-	100,700

Net cash from financing activities	9,700	17,100	147,189

Net increase in cash	(1,633)	(5,702)	926

CASH AT BEGINNING PERIOD	2,559	5,829	-

CASH AT END OF PERIOD	$ 926	$ 127	$ 926

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAN LOGISTICS, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

June 30, 2008

(unaudited)

NOTE A - PRESENTATION

The balance sheets of the Company as of June 30, 2008 and December 31, 2007, the related statements of operations for the six and three months ended June 30, 2008 and 2007 and from the date of inception (July 1, 1999) of the development stage period through June 30, 2008, and the statements of cash flows for the six months ended June 30, 2008 and 2007 and from the date of inception (July 1, 1999) of the development stage period through June 30, 2008, (the financial statements) include all adjustments (consisting of normal recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's December 31, 2007, Form 10-KSB.

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

The Company has recorded accrued interest payable attributable to the related party liabilities accrued at 10% per annum and the note at 24% listed above totaling $19,604 at June 30, 2008.  The shareholder loans are unsecured and are payable on demand.

The Company currently utilizes office space on a rent-free basis from a shareholder, and shall do so until substantial revenue-producing operations commence. Management deemed the rent-free space to be of nominal value.

NOTE E – NOTE PAYABLE

An independent party loaned $ 9,700 to the Company on March 12, 2008.  The note is unsecured, due upon demand and has an interest rate of 9%.  The Company has accrued interest of $260 on this note at June 30, 2008.

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

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles (“FAS 162”). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles (“GAAP”) for nongovernmental entities in the United States. FAS 162 is effective 60 days following SEC approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is currently evaluating the impact, if any, of adopting FAS 162, on its Consolidated Financial Statements

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts – an Interpretation of FASB Statement No. 60 (“SFAS 163”).  SFAS 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claim liabilities.  This Statement also requires expanded disclosures about financial guarantee insurance contracts.  SFAS 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  The Company does not expect that the adoption of SFAS 163 will have a material impact on its financial statements.

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

Plan of Operation

We propose to develop, market and deliver logistical analysis, problem solving and other logistics services to business customers. Han Logistics is in the development stage and, to date, management has devoted substantially all of their time and effort to organizational and financing matters. Through the date hereof, we have not yet generated material service revenue and we have realized a net loss from operations. We generated only $600 of revenue from related parties during the quarter ended June 30, 2008 and we did not generate any revenue during the year ended December 31, 2007, and our net loss during the quarter ended June 30, 2008 was $(17,360).  For the period from inception through June 30, 2008, we had total revenues of $11,631 and a net loss of $(294,236).

Because of the difficulties in developing the originally planned software package, we decided to slightly modify the target market from surface traffic to information traffic which is still well within the logistics umbrella.  With surface traffic software, the ever elusive mecca has always been to identify the best traffic path which we were attempting to provide.  However, with this minor refocus, we can still provide an acceptable solution to information traffic without having to identify the best path.  This will create an earlier revenue stream while we continue to work on our ultimate goal, the meCCa program.

Target transportation logistics is in essence the movement of information and is highly correlated with the logistics of information.  Although we have slightly retargeted our focus, the core logistics principals are intact and conforms to our original business plan.  This redirection will require approximately two to four more months and at that time, we plan to offer our program on a subscription basis to the K-12 and higher education market.  After the rollout, we can then refocus our resources back to the original meCCa program but with a reliable revenue stream to support our development efforts.

Results of Operations

Operating expenses for the quarter ended June 30, 2008, and the period from inception through June 30, 2008, totaled $16,249 and $244,712, respectively. As of the date hereof, we have sold a total of 73,700 shares of our common stock under our offering of 250,000 shares at a price of $1.00 per share, for gross proceeds of $73,700.  We had expected that these offering proceeds would satisfy our cash requirements for at least for a year and that it will not be necessary, during that period, to raise additional funds to meet the expenditures required for operating our business. However, certain related parties have lent $57,187 to the company during the period from inception through June 30, 2008 and additional funds will be needed to continue on its limited operations.  During the quarter ended March 31, 2008, an independent party loaned $9,700 to the Company.  We plan to employ a marketing specialist on a per project basis and a part-time bookkeeper upon the obtaining additional capital into the Company. During the current quarter, the Company did not accrue or pay to the President of the Company any consulting fees for software development.  We do not anticipate the performance of any research and development during the next 12 months.

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

Liquidity

As of June 30, 2008, we had total cash assets of $926, which was derived from limited sales, the proceeds of our stock offering and loans made to the company. We had total current liabilities of $174,749 and working capital of $(173,823) as of June 30, 2008.  Deficits accumulated during the development stage totaled $(294,236).  Our financial statements are presented on the basis that Han Logistics is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. However, our independent accountants have noted that the Company has accumulated losses from operations and has the need to raise additional financing in order to satisfy its vendors and other creditors and execute its business plan.  These factors raise substantial doubt about our ability to continue as a going concern. Our future success will be dependent upon our ability to provide effective and competitive logistical analysis, problem-solving and other logistics services that meet customers' changing requirements. Should Han Logistics' efforts to raise additional capital through equity and/or debt financing fail, Amee Han Lombardi, our President/Secretary/Treasurer, is expected to provide the necessary working capital so as to permit Han Logistics to continue as a going concern.  The Company did not pay or accrue any consulting fees during the current quarter to the President of the Company for software development costs.

At June 30, 2008 the Company had no material operations and was still seeking capital through another stock offering or the obtaining of additional debt in order to resume operations. At June 30, 2008 and through the date of this filing, the Company has yet to obtain any other commitments for additional funding or commence its business activity.  As of the date hereof, the Company has received a total of $73,700 under its offering, and it has formally closed the offering, with no additional proceeds being raised, in the near future.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5. Other Information.

None; not applicable.

Item 6. Exhibits.

Exhibit No.                         Identification of Exhibit

31 32

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Amee Han Lombardi, President, Secretary, Treasurer and Director.

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Amee Han Lombardi, President, Secretary, Treasurer, and Director.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

HAN LOGISTICS, INC.

Date:	August 14, 2008	By:	/s/Amee Han Lombardi
Amee Han Lombardi, President, Secretary/Treasurer and Director

Date:	August 14, 2008	By:	/s/Mike Vardakis
Mike Vardakis, Director