Form 10-Q
period 2008-09-30
HAN LOGISTICS INC
filed 2008-11-14
CIK 1132509

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  November 12, 2008 - 2,073,700 shares of common stock.

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

HAN LOGISTICS, INC.

[A Development Stage Company]

CONTENTS

PAGE

—

Condensed Balance Sheets,

September 30, 2008 (Unaudited) and December 31, 2007

4

—

Unaudited Condensed Statements of Operations,

for the three and nine months ended September 30, 2008

and 2007 and from inception on July 1,

1999 through September 30, 2008

5

—

Unaudited Condensed Statements of Cash Flows,

for the nine months ended September 30, 2008

and 2007 and from inception on July 1,

1999 through September 30, 2008

6

—

Notes to Unaudited Condensed Financial Statements

7 - 11

HAN LOGISTICS, INC.

[A Development Stage Company]

CONDENSED BALANCE SHEETS

ASSETS	June 30, 2008 Unaudited	December 31, 2007 Audited
CURRENT ASSETS:
Cash	$ 895	$ 2,559
Total Current Assets	895	2,559

PROPERTY AND EQUIPMENT, NET	342	783

TOTAL ASSETS	$ 1,237	$ 3,342

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$ 80,121	$ 70,543
Accounts payable-Related parties	8,000	8,000
Accrued liabilities	480	-
Accrued liabilities-Related parties	21,330	16,594
Notes payable	9,700	-
Notes payable-Related parties	63,687	57,187
Total Current Liabilities	183,318	152,324

Total liabilities	183,318	152,324

Commitments and Contingencies

STOCKHOLDERS' EQUITY/(DEFICIT):
Common stock, $.001 par value; 50,000,000 shares authorized;
2,073,700 shares issued and outstanding at
September 30, 2008 and December 31, 2007	2,074	2,074
Additional paid-in capital	118,828	118,828
Accumulated deficit during the development stage	(302,983)	(269,884)
Total Stockholders' Equity/(Deficit)	(182,081)	(148,982)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$ 1,237	$ 3,342

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAN LOGISTICS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS For the Three and Nine Months Ended September 30, 2008 and 2007 and For the Date of Inception (July 1, 1999) through September, 2008
					Date of
					Inception
					(July 1, 1999)
Nine Months Ended			Three Months Ended		to
September 30,			September 30,		September 30,
	2008	2007	2008	2007	2008
Revenues	$ -	$ -	$ -	$ -	$ 9,481
Revenues-Related party	950	-	-	-	2,150

Gross revenues	950	-	-	-	11,631

Operating Expenses:
Depreciation and amortization	441	441	147	147	1,419
General and administrative expenses	28,392	52,373	6,654	14,920	250,094

Total operating expenses	28,833	52,814	6,801	15,067	251,513

Loss from Operations	(27,883)	(52,814)	(6,801)	(15,067)	(239,882)

Other Income/(Expense)
Interest income	-	-	-	-	35
Interest (expense)	(480)	-	(220)	-	(480)
Interest (expense)-Related parties	(4,736)	(20,951)	(1,726)	(1,367)	(62,656)
Total Other Income (Expense)	(5,216)	(20,951)	(1,946)	(1,367)	(63,101)

(Loss) from Continuing Operations	(33,099)	(73,765)	(8,747)	(16,434)	(302,983)

(Loss) from Discontinued Operations	-	-	-	-	-

Loss before Income Taxes	(33,099)	(73,765)	(8,747)	(16,434)	(302,983)
Provision for Income Taxes	-	-	-	-	-
Net (Loss)	$(33,099)	$ (73,765)	$ (8,747)	$(16,434)	$(302,983)

Net (Loss) Per Share:
Basic and Diluted	$ (0.02)	$ (0.04)	$ (0.01)	$ (0.01)	$ (0.15)

Weighted Average Shares Outstanding
Basic and Diluted	2,073,700	2,073,700	2,073,700	2,073,700	2,019,045

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAN LOGISTICS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2008 and 2007 and From the Date of Inception

(July 1, 1999) to September 30, 2008

			Date of
			Inception
			(July 1, 1999)
	Nine Months Ended		to
	September 30,		September 30,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$ (33,099)	$ (73, 765)	$ (302,983)
Adjustments to reconcile net income/(loss) to net cash used
in operating activities:
Depreciation and amortization	441	441	1,419
Amortization of interest on beneficial conversion	-	17,100	40,600
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	14,794	33,385	109,931

Net cash provided by operating activities	(17,864)	(22,839)	(151,033)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	-	-	(1,761)

Net cash used in investing activities	-	-	(1,761)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in notes payable	16,200	17,100	73,387
(Increase) in stock issuance costs	-	-	(20,398)
Proceeds from issuance of common stock	-	-	100,700

Net cash from financing activities	16,200	17,100	153,689

Net increase/ (decrease) in cash	(1,664)	(5,739)	895

CASH AT BEGINNING PERIOD	2,559	5,829	-

CASH AT END OF PERIOD	$ 895	$ 90	$ 895

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAN LOGISTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2008

(unaudited)

NOTE A - PRESENTATION

The balance sheets of the Company as of September 30, 2008 and December 31, 2007, the related statements of operations for the nine and three months ended September 30, 2008 and 2007 and from the date of inception (July 1, 1999) of the development stage period through September 30, 2008, and the statements of cash flows for the nine months ended September 30, 2008 and 2007 and from the date of inception (July 1, 1999) of the development stage period through September 30, 2008, (the financial statements) include all adjustments (consisting of normal recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's December 31, 2007, Form 10-KSB.

NOTE B - REVENUE RECOGNITION

The Company currently has no significant source of revenues. Revenue from the sale of goods or services is recognized when the significant risks and rewards of ownership are transferred to the buyer.

NOTE C - DEVELOPMENT STAGE COMPANY/GOING CONCERN

Han Logistics, Inc. has been a development stage company since July 1, 1999(Inception). The Company is subject to risks and uncertainties, including new product development, actions of competitors, reliance on the knowledge and skills of its employees to be able to service customers, and availability of sufficient capital and a limited operating history. Accordingly, the Company presents its financial statements in accordance with the accounting principles generally accepted in the United States of America that apply in establishing new operating enterprises. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the accumulated statement of operations and cash flows from inception of the development stage to the date on the current balance sheet. Contingencies exist with respect to this matter, the ultimate resolution of which cannot presently be determined.

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

A Shareholder loaned an additional $6,500 to the Company during July 2008.  The note is unsecured and has an interest rate of 24% per annum.

The Company has recorded accrued interest payable attributable to the related party liabilities accrued at 10% per annum and the note at 24% listed above totaling $21,330 at September 30, 2008.  The shareholder loans are unsecured and are payable on demand.

HAN LOGISTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2008

(unaudited)

NOTE D - RELATED PARTY TRANSACTIONS (Continued)

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”) and SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51(“SFAS 160”). SFAS No. 141R requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired.  SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141R and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008.  Early adoption is prohibited.  The Company has not yet determined the effect on its consolidated financial statements, if any, upon adoption of SFAS No. 141R or SFAS No. 160.

HAN LOGISTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2008

(unaudited)

NOTE G – RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS (Continued)

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

Plan of Operation

We propose to develop, market and deliver logistical analysis, problem solving and other logistics services to business customers. Han Logistics is in the development stage and, to date, management has devoted substantially all of its time and effort to organizational, financing and product development matters. Through the date hereof, we have not generated material service revenue and we have realized a net loss from operations. We received total revenues of $950 during the nine-month period ended September 30, 2008, and our net loss that period was $33,099.  For the period from inception through September 30, 2008, we had total revenues of $11,631 and a net loss of $(302,983).

During the quarterly period ended September 30, 2008, our President, Amee Han Lombardi, has been finalizing our linear programming software for distance minimization, with the intention of engaging in the shipping brokerage business to Vietnam.  We have also been developing and designing promotional materials for the same program, as well as conducting telephone marketing.  We estimate that Ms. Han devotes approximately 10% of her working time to these activities.  We expect to begin receiving revenue from these activities in the first quarter of 2009, although we can not make any assurances in this regard, or as to when, if ever, our operations may become profitable.  See the subheading “Forward-looking Statements” of this Item 2.

Results of Operations

Operating expenses for the quarter ended September 30, 2008, and the period from inception through September 30, 2008, totaled $6,801 and $251,513, respectively. As of the date hereof, we have sold a total of 73,700 shares of our common stock under an offering of 250,000 shares at a price of $1.00 per share, for proceeds of $73,700.  In addition, certain related parties have loaned $63,687 to the Company during the period from inception through September 30, 2008, including a related party loan of $6,500 during the quarter ended September 30, 2008.  We expect that additional funds will be needed to continue with our current limited operations.  We plan to employ a marketing specialist on a per project basis and a part-time bookkeeper upon the obtaining additional capital into the Company. During the current quarter, the Company did not accrue or pay to the President of the Company any consulting fees for software development.  We do not anticipate the performance of any research and development during the next 12 months.

During the nine months ended September 30, 2008, we received gross revenues of $950.  We had operating expenses of

$28,833.  During the same nine months ended September 30, 2007, we received no revenues, had $52,814 in operating expenses.  We had ($5,216) in other income and expense for the nine months ended September 30, 2008 compared to $20,951 in other income and expense for the nine months ended September 30, 2007.  We had a net loss of $33,099 for the nine months ended September 30, 2008 compared to a net loss of 73,765 for the nine months ended September 30, 2007.

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

Liquidity

As of September 30, 2008, we had total cash assets of $895, which was derived primarily from loans made to the Company. We had total current liabilities of $183,318 and working capital and stockholders' deficit of $(182,081) as of September 30, 2008.  Deficits accumulated during the development stage totaled $(302,983).  Our financial statements are presented on the basis that Han Logistics is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. However, our independent accountants have noted that the Company has accumulated losses from operations and has the need to raise additional financing in order to satisfy its vendors and other creditors and execute its business plan.  These factors raise substantial doubt about our ability to continue as a going concern. Our future success will be dependent upon our ability to provide effective and competitive logistical analysis, problem-solving and other logistics services that meet customers' changing requirements. Should Han Logistics' efforts to raise additional capital through equity and/or debt financing fail, Amee Han Lombardi, our President/Secretary/Treasurer, is expected to provide the necessary working capital so as to permit Han Logistics to continue as a going concern.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2008, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

Our management, with the participation of the chief executive officer and chief financial officer, has concluded there were no significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

HAN LOGISTICS, INC.

Date:	November 14, 2008	By:	/s/Amee Han Lombardi
Amee Han Lombardi, President, Secretary/Treasurer and Director

Date:	November 12, 2008	By:	/s/Mike Vardakis
                                                                                                             Mike Vardakis, Director