Form 10-K
period 2008-12-31
HAN LOGISTICS INC
filed 2009-03-31
CIK 1132509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended:  December 31, 2008

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from                  to

Commission file number 000-52273

HAN LOGISTICS, INC.

(Exact Name of registrant as specified  in its Charter)

Nevada	88-0435998
(State or other Jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

3889 Vistacrest Dr.

Reno, Nevada 89509

 (Address of Principal Executive Offices)

(775) 848-2124

 (Registrant’s Telephone Number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ] No [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [  ]   No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes [X] No [  ]     (2) Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer [ ]	Accelerated filed [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the Registrant's most recently completed second quarter.

The market value of the voting and non-voting common stock is $73.70, based on 73,700 shares held by non-affiliates.  Due to the extremely limited trading market for the Issuer’s common stock, these shares have been arbitrarily valued at par value of one mill ($0.001) per share.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Not applicable.

As of March 27, 2009, the Issuer had 2,073,700 shares of common stock outstanding.

Documents incorporated by reference: See Item 15.

PART I

FORWARD LOOKING STATEMENTS

In this Annual Report, references to “Han Logistics, Inc.,” “Han,” the “Company,” “we,” “us,” “our” and words of similar import) refer to Han Logistics, Inc., the registrant.

This Annual Report contains certain forward-looking statements and for this purpose any statements contained in this Annual Report that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include but are not limited to economic conditions generally and in the markets in which Han participates, competition within Han’s industry, technological advances and failure by us to successfully develop business relationships.

ITEM 1.  BUSINESS

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

Business Description

Principal Products or Services and their Markets

The services that we propose to develop, market and deliver include logistical analysis, problem-solving and other logistics services. In simplified terms, "logistics" involves ensuring that the right product (service), in the right quantity and condition, is delivered to the right customer, at the right place, time and cost. Accordingly, while the one basic service that any logistics service provider provides is logistical analysis, there are infinite variations in the specific logistical analysis services provided to a customer depending upon many factors, including, among others, the nature and price(s) of the customer's product(s) and/or service(s), the volume of the customer's business and the number and location of the customer's customers. The desired results of logistical analysis are, among others, an improvement in functioning, reduction in cost and other optimization of the customer's logistics systems, procedures and functions. Since the cost of logistics accounts for such a large portion of any company's total operating budget, a small percentage savings can have great impact on Han Logistics' profitability. Accordingly, many companies continuously monitor, evaluate and implement cost-saving logistical measures such as outsourcing to third party providers, or bringing in-house, various functions, including customer service, purchasing, inventory control, transportation and warehousing.  We currently have one customer, for whom we are consulting on a data mining related project.  Because of our small size and limited resources, our executive officers, who are the only Company employee as of the date hereof, will initially focus their efforts on obtaining a small number of customers located in Reno, Nevada, northern Nevada and/or eastern California. We will seek to provide these initial prospective customers with superior, state-of-the-art, highly customized services so as to obtain superior results and establish ongoing customer relationships. We will seek to obtain referrals through word-of-mouth from these initial relationships and utilize our initial performance record in our marketing strategy to commence building a larger customer base. Among the services that we propose to offer customers is (i) overall analysis of the customer's various logistical systems and functions, such as customer service, purchasing, inventory control, transportation and warehousing; (ii) recommendations for and/or implementation of improvements, modifications, cost reductions and/or other efficiencies in the performance of various of these systems and functions; (iii) recommendations for and/or implementation of outsourcing of functions to third parties where appropriate; (iv) consulting; and (v) specific problem-solving. We will not, like some logistics firms, specialize in any one area of the logistics industry. Rather, our executive officers and directors will seek to use their expertise and experience to make available to, and customize to the business and operations of, each customer all of the services aforementioned, including, but not limited to, overall analysis, recommendations, implementation and specific problem-solving.

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

As of the filing date of this Report, we are doing consulting for one company on a data-mining related project, for which we expect to receive revenues on an ongoing basis at a rate of $40 per hour.  This project is a direct result of our software development.

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

Status of any Publicly Announced New Product or Service

None; not applicable.

Competitive Business Conditions and Smaller Reporting Company's Competitive Position in the Industry and Methods of Competition

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

Dependence on One or a Few Major Customers

As of the filing date of this Report, we are dependent upon one customer, Pindi Products, for all of our revenue.  Until we are able to develop additional sources of revenue, we will be dependent on this customer for all of our revenue.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration

None; not applicable.

Need for any Governmental Approval of Principal Products or Services

None; not applicable.

Effect of Existing or Probable Governmental Regulations on the Business

Smaller Reporting Company

We are subject to the reporting requirements of Section 13 of the Exchange Act, and we are subject to the disclosure requirements of Regulation S-K of the SEC, as a “smaller reporting company.”   That designation will relieve us of some of the informational requirements of Regulation S-K.

Sarbanes/Oxley Act

We are also subject to the Sarbanes-Oxley Act of 2002.  The Sarbanes/Oxley Act created a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence.  It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, compensation and oversight of the work of public companies’ auditors; management assessment of our internal controls; auditor attestation to management’s conclusions about internal controls (anticipated to commence with the December 31, 2009, year end); prohibits certain insider trading during pension fund blackout periods; requires companies and auditors to evaluate internal controls and procedures; and establishes a federal crime of securities fraud, among other provisions. Compliance with the requirements of the Sarbanes/Oxley Act will substantially increase our legal and accounting costs.

Securities Exchange Act of 1934, as amended (the “Exchange Act”) Reporting Requirements

Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the SEC regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to shareholders of the Company at a special or annual meeting thereof or pursuant to a written consent will require the Company to provide the Company’s shareholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the SEC at least 10 days prior to the date that definitive copies of this information are forwarded to the Company’s shareholders.

We are required to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the Securities Exchange Commission on a regular basis, and are required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.

Research and Development Costs During the Last Two Fiscal Years

None; not applicable.

Cost and Effects of Compliance with Environmental Laws

None; not applicable.

Number of Total Employees and Number of Full Time Employees

Han Logistics has had no full-time employees since its organization. Amee Han Lombardi, our executive officer and director, and Kathleen M. Kennedy, a former executive officer and director, have served as the only part-time employees of Han Logistics since our inception. Except for directors fees in the amount of $250 paid quarterly to each officer and director through September 30, 2001, no cash compensation has been awarded to, earned by or paid to either individual for all services rendered in all capacities to Han Logistics since our organization on July 1, 1999. However, on July 1, 1999, we issued Ms. Han Lombardi, our President, Secretary and Treasurer, 2,000,000 shares of common stock in consideration for the sum of $27,000 in cash ($.0135 per share). The sum of $1,000, out of the minimum proceeds anticipated, without assurance, to be received from our ongoing securities offering, has been allocated to pay directors' fees of $250 per quarter to Ms. Han Lombardi and Michael Vardakis. We anticipate that, at such time, if ever, as our financial position permits, assuming that we are successful in raising additional funds through equity and/or debt financing and/or generating a sufficient level of revenue from operations, Ms. Han Lombardi and any other executive officers and/or directors of Han Logistics will receive reasonable salaries and other appropriate compensation, such as bonuses, coverage under medical and/or life insurance benefits plans and participation in stock option and/or other profit sharing or pension plans, for services as our executive officers and may receive additional fees for their attendance at meetings of the Board of Directors. Further, we may pay consulting fees to persons who perform services for us, although we have no present plans to do so.

Reports to Security Holders

Additional Information

You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  You may also find all of the reports or registration statements that we have filed electronically with the SEC at its Internet site at www.sec.gov.  Please call the SEC at 1-202-551-8090 for further information on this or other Public Reference Rooms.  The Company’s SEC Reports are also available from commercial document retrieval services, such as Corporation Service Company, whose telephone number is 1-800-222-2122.

ITEM 1A.  RISK FACTORS

Not required for Smaller Reporting Companies.

ITEM 2:  PROPERTIES

Han Logistics maintains its offices pursuant to a verbal arrangement rent-free at the residence of Ms. Amee Han Lombardi, President/Secretary/Treasurer and a director of Han Logistics, located at 3889 Vistacrest Dr., Reno,, Nevada, 89509. Han Logistics' present office arrangement, which is expected to be adequate to meet our needs for the foreseeable future, has been valued by management at a nominal value and, accordingly, does not impact the accompanying Financial Statements of Han Logistics. Han Logistics' telephone and facsimile number is (775) 787-7483.

ITEM 3:  LEGAL PROCEEDINGS

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

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company has not submitted a matter to a vote of our shareholders during the fourth quarter of our fiscal year ended December 31, 2008.

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Set forth below are the high and low closing bid prices for our common stock for each quarter of our two most recently completed fiscal years.  These bid prices were obtained from Pink Sheets, LLC, formerly known as the

“National Quotation Bureau, LLC,” All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Period	High	Low
January 1, 2007 through March 31, 2007	None	None
April 1, 2007 through June 30, 2007	None	None

July 1, 2007 through September 30, 2007	$0.25	$0.20
October 1, 2007 through December 31, 2007	$0.25	$0.25

January 1, 2008 through March 31, 2008	$0.75	$0.25

April 1, 2008 through June 30, 2008	$0.25	$0.25

July 1, 2008 through September 30, 2008	$0.25	$0.25

October 1, 2008 through December 31, 2008	$0.25	$0.25

Holders

The Company currently has 56 shareholders, not including an indeterminate number who may hold shares in “street name.”

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

During the last three years we have not issued any unregistered securities.

Rule 144

The following is a summary of the current requirements of Rule 144:

	Affiliate or Person Selling on Behalf of an Affiliate	Non-Affiliate (and has not been an Affiliate During the Prior Three Months)
Restricted Securities of Reporting Issuers

During six-month holding period – no resales under Rule 144 Permitted.

After Six-month holding period – may resell in accordance with all Rule 144 requirements including:

•

Current public information,

•

Volume limitations,

•

Manner of sale requirements for equity securities, and

•

Filing of Form 144.

During six- month holding period – no resales under Rule 144 permitted.

After six-month holding period but before one year – unlimited public resales under Rule 144 except that the current public information requirement still applies.

After one-year holding period – unlimited public resales under Rule 144; need not comply with any other Rule 144 requirements.

Restricted Securities of Non-Reporting Issuers

During one-year holding period – no resales under Rule 144 permitted.

After one-year holding period – may resell in accordance with all Rule 144 requirements including:

•

Current public information,

•

Volume limitations,

•

Manner of sale requirements for equity securities, and

•

Filing of Form 144.

During one-year holding period – no resales under Rule 144 permitted. After one-year holding period – unlimited public resales under Rule 144; need not comply with any other Rule 144 requirements.

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended December 31, 2008, from the sale of registered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs

Month #1 October 1, 2008	None	None	None	None
Month #2 November 1, 2008	None	None	None	None
Month #3 December 1, 2008	None	None	None	None
Total	None	None	None	None

ITEM 6:  SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

When used in this Annual Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act and Section 21e of the Exchange Act regarding events, conditions, and financial trends that may affect Westcott’s future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this Annual Report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.  Such factors are discussed further below under “Trends and Uncertainties,” and also include general economic factors and conditions that may directly or indirectly impact our financial condition or results of operations.

Plan of Operation

We propose to develop, market and deliver logistical analysis, problem-solving and other logistics services to business customers. Han Logistics is in the development stage. Through the date hereof, we have not yet generated material service revenue and we have realized a net loss from operations. We did not generate any revenue during the calendar years ended December 31, 2007, but did generate $950 in revenues during the year ended December 31, 2008.  Operating expenses for the year ended December 31, 2008 and 2007, and the period from inception through December 31, 2008, totaled $35,000, $58,423 and $257,680, respectively.  Our net loss during the calendar year ended December 31, 2008 and 2007, was $41,403 and $80,774. For the period from inception through December 31, 2008, we had total revenues of $11,631 and a net loss of $(311,287).

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

In March, 2009, which is subsequent to the period covered by this Report, we were engaged by Pindi Products to perform data mining-related consulting at a rate of $40 per hour.  We have developed our linear programming software for distance minimization.  Our next goal is to integrate it into our web site.

Liquidity and Capital Resources

As of December 31, 2008, we had $15 in cash.

Results of Operations

As of December 31, 2008, we had total cash assets of $15. We had total current liabilities of $190,596 and working capital deficit of $190,581 and stockholders' deficit of $(190,385) as of December 31, 2008. Deficits accumulated during the development stage totaled $(311,287). Our financial statements are presented on the basis that Han Logistics is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. However, our independent registered public accounting  firm has noted that the Company has accumulated losses from operations and has the need to raise additional financing in order to satisfy its vendors and other creditors and execute its business plan. These factors raise substantial doubt about our ability to continue as a going concern. Our future success will be dependent upon our ability to provide effective and competitive logistical analysis, problem-solving and other logistics services that meet customers' changing requirements. Should Han Logistics' efforts to raise additional capital through equity and/or debt financing fail, Amee Han Lombardi, our President/Secretary/Treasurer, is expected to provide the necessary working capital so as to permit Han Logistics to continue as a going concern. While Ms. Han Lombardi has the capacity to fund Han Logistics at current levels, she has no obligation to do so.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements for the year ended December 31, 2008.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Han Logistics, Inc.

[A Development Stage Company]

Financial Statements and Report of Independent Registered

as of December 31, 2008 and 2007

and for the years ended December 31, 2008 and 2007

and for the Period from Inception(July 1, 1999) through

December 31, 2008

Han Logistics, Inc.

[A Development Stage Company]

TABLE OF CONTENTS

                                                                                                                            Page

Report of Independent Registered Public Accounting Firm                                1-2

Balance Sheets-December 31, 2008 and 2007                                                             3

Statements of Operations for the years ended December 31, 2008 and 2007, and for the period from Inception [July 1, 1999] through

December 31, 2008                                                                                                         4

Statements of Stockholders' Deficit for the period from Inception

[July 1, 1999] through December 31, 2008                                                                 5

Statements of Cash Flows for the years ended December 31, 2008 and 2007,

and for the period from Inception [July 1, 1999] through December 31, 2008     6

Notes to Financial Statements                                                                             7-20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Han Logistics, Inc. [a development stage company]

Reno, NV

We have audited the accompanying balance sheets of Han Logistics, Inc. [a development stage company] as of December 31, 2008 and 2007, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2008 and 2007, and for the period from inception [July 1, 1999] through December 31, 2008. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Han Logistics, Inc. [a development stage company] as of December 31, 2008 and 2007, and the results of its operations and cash flows for the years ended December 31, 2008 and 2007, and for the period from inception [July 1, 1999] through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

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

Mantyla McReynolds

Salt Lake City, Utah

March 31, 2009

HAN LOGISTICS, INC.

[A DEVELOPMENT STAGE COMPANY]

BALANCE SHEETS

December 31, 2008 and 2007

ASSETS

	December 31,	December 31,
	2008	2007
CURRENT ASSETS:
Cash	$ 15	$ 2,559

Total Current Assets	15	2,559

PROPERTY, PLANT AND EQUIPMENT, net	196	783

TOTAL ASSETS	$ 211	$ 3,342

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$ 83,063	$ 70,543
Accounts payable-Related party	8,000	8,000
Accrued interest	698	-
Accrued interest - Related Parties	23,248	16,594
Notes payable	9,700	-
Notes payable - Related parties	65,887	57,187

Total Current Liabilities	190,596	152,324

STOCKHOLDERS' DEFICIT:
Capital stock, $.001 par value; 50,000,000 shares authorized;
2,073,700 shares issued and outstanding
at December 31, 2008 and 2007, respectively	2,074	2,074
Additional paid-in capital	118,828	118,828
Deficit accumulated during the development stage	(311,287)	(269,884)

Total Stockholders' Deficit	(190,385)	(148,982)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 211	$ 3,342

The accompanying notes are an integral part of these financial statements.

HAN LOGISTICS, INC.

[A DEVELOPMENT STAGE COMPANY]

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007 AND FOR THE PERIOD

FROM INCEPTION (JULY 1, 1999) TO DECEMBER 31, 2008

			Inception
	Year Ended	Year Ended	(July 1, 1999) to
	December 31,	December 31,	December 31,
	2008	2007	2008

Revenues	$ 600	$ -	$ 10,081
Revenues - Related Party	350	-	1,550

Total Revenues	950	-	11,631

EXPENSES:
Depreciation	587	587	1,565
General and administrative expenses	34,413	57,836	256,115

TOTAL OPERATING EXPENSES	35,000	58,423	257,680

Net operating (loss)	(34,050)	(58,423)	(246,049)

OTHER INCOME (EXPENSE)
Interest income	-	-	35
Interest expense	(698)	-	(698)
Interest expense - Related Party	(6,655)	(22,351)	(64,575)

Total other income (expense)	(7,353)	(22,351)	(65,238)

Net Loss	$ (41,403)	$ (80,774)	$ (311,287)

EARNINGS (LOSS) PER SHARE	$ (0.02)	$ (0.04)	$ (0.15)

WEIGHTED AVERAGE SHARES OUTSTANDING – Basic and Diluted	2,073,700	2,073,700	2,023,143

The accompanying notes are an integral part of these financial statements.

HAN LOGISTICS, INC.

[A DEVELOPMENT STAGE COMPANY]

STATEMENTS OF STOCKHOLDERS' EQUITY/(DEFICIT)

FOR THE PERIOD FROM INCEPTION (JULY 1, 1999) TO DECEMBER 31, 2008

			Additional		Net
	Capital Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	(Deficit)	Deficit
Balance, July 1, 1999	0	$ -	$ -	$ -	$ -
Issued stock for cash at inception	2,000,000	2,000	25,000		27,000
Net loss for the Period Ended December 31, 1999				(2,426)	(2,426)
Balance, December 31, 1999	2,000,000	2,000	25,000	(2,426)	24,574
Net loss for the Year Ended December 31, 2000				(29,845)	(29,845)
Balance, December 31, 2000	2,000,000	2,000	25,000	(32,271)	(5,271)
Net loss for the Year Ended December 31, 2001				(6,107)	(6,107)
Balance, December 31, 2001	2,000,000	2,000	25,000	(38,378)	(11,378)
Net loss for the Year Ended December 31, 2002				(2,528)	(2,528)
Balance, December 31, 2002	2,000,000	2,000	25,000	(40,906)	(13,906)
Net loss for the Year Ended December 31, 2003				(3,001)	(3,001)
Balance, December 31, 2003	2,000,000	2,000	25,000	(43,907)	(16,907)
Net loss for the Year Ended December 31, 2004				(6,438)	(6,438)
BALANCE, December 31, 2004	2,000,000	2,000	25,000	(50,345)	(23,345)
Common stock issued for cash	53,500	54	53,446	-	53,500
Stock Issuance Costs	-	-	(20,398)	-	(20,398)
Cost of beneficial conversion feature (restated)	-	-	23,500	-	23,500
Net loss for the year ended December 31, 2005 (restated)	-	-	-	(53,459)	(53,459)
BALANCE, December 31, 2005	2,053,500	2,054	81,548	(103,804)	(20,202)
Common stock issued for cash	20,200	20	20,180	-	20,200
Net loss for the year ended December 31, 2006	-	-	-	(85,306)	(85,306)
BALANCE, December 31, 2006	2,073,700	2,074	101,728	(189,110)	(85,308)
Cost of beneficial conversion feature	-	-	17,100	-	17,100
Net loss for the year ended December 31, 2007	-	-	-	(80,774)	(80,774)
BALANCE, December 31, 2007	2,073,700	2,074	118,828	(269,884)	(148,982)
Net loss for the year ended December 31, 2008	-	-	-	(41,403)	(41,403)
BALANCE, December 31, 2008	2,073,700	$ 2,074	$ 118,828	$ (311,287)	$ (190,385)

The accompanying notes are an integral part of these financial statements.

HAN LOGISTICS, INC.

[A DEVELOPMENT STAGE COMPANY]

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007 AND FOR THE

PERIOD FROM INCEPTION (JULY 1, 1999) TO DECEMBER 31, 2008

			Inception
	Year Ended	Year Ended	(July 1, 1999) to
	December 31,	December 31,	December 31,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) from operations	$ (41,403)	$ (80,774)	$ (311,287)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation	587	587	1,565
Amortization of interest on beneficial conversion	-	17,100	40,600
Changes in assets and liabilities:
(Increase) in accounts receivable	-	-	-
Increase in accounts payable	12,520	34,966	91,063
Increase (decrease) in accrued expenses	7,352	5,251	23,946

Net cash provided by operating activities	(20,944)	(221,870)	(154,113)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	-	-	(1,761)

Net cash used in investing activities	-	-	(1,761)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in notes payable	9,700	19,600	66,887
Increase (decrease) in notes payable – related party	8,700	-	8,700
Increase in stock issuance costs	-	-	(20,398)
Proceeds from issuance of common stock	-	-	100,700

Net cash provided by financing activities	18,400	19,600	155,889

Net Increase (decrease) in cash	(2,544)	(3,270)	15

CASH AT BEGINNING PERIOD	2,559	______5,829	-

CASH AT END OF PERIOD	$ 15	$ 2,559	$ 15
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$ -	$ -	$ -

Cash paid for interest expense	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

HAN LOGISTICS, INC.

[A DEVELOPMENT STAGE COMPANY]

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

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

Accounts Receivable

Trade receivables are recognized and carried at the original invoice amount less allowance for any un-collectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. There were no bad debts for the period ended December 31, 2008.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

HAN LOGISTICS, INC.

[A DEVELOPMENT STAGE COMPANY]

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

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

Stock-Based Compensation

The Company has accounted for stock-based compensation under the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”  This statement requires us to record an expense associated with the fair value of stock-based compensation.  We currently use the Black-Scholes option valuation model to calculate stock based compensation at the date of grant.  Option pricing models require the input of highly subjective assumptions, including the expected price volatility.  Changes in these assumptions can materially affect the fair value estimate.

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

DECEMBER 31, 2008 AND 2007

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

For the period ended December 31, 2008, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.  Total potentially dilutive securities as of December 31, 2008 approximate 546,870 shares (see Note 6).

HAN LOGISTICS, INC.

[A DEVELOPMENT STAGE COMPANY]

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

Recent Accounting Pronouncements

Statement of Financial Accounting Standard No. 157

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, which delays by one year the effective date of SFAS No. 157 for certain types of non-financial assets and non-financial liabilities. As a result, SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, or the Company’s fiscal year beginning January 1, 2008, for financial assets and liabilities carried at fair value on a recurring basis, and on January 1, 2009, for non-recurring non-financial assets and liabilities that are recognized or disclosed at fair value. The Company adopted SFAS No. 157 on January 1, 2008 for financial assets and liabilities carried at fair value on a recurring basis, with no material impact on its consolidated financial statements. The Company is currently determining what impact the application of SFAS 157 on January 1, 2009 for non-recurring non-financial assets and liabilities that are recognized or disclosed at fair value will have on its financial statements.

Statement of Financial Accounting Standard No. 141(R)

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”) and SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51(“SFAS 160”). SFAS No. 141R requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired.  SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141R and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008.  Early adoption is prohibited.  The adoption of SFAS 141(R) will affect valuation of business acquisitions made in 2009 and forward.

Statement of Financial Accounting Standard No. 160

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160, “Non-controlling Interest in Consolidated Financial Statements” (“SFAS 160”).  SFAS 160 requires the non-controlling interests (minority interests) to be recorded at fair value and reported as a component of equity.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008.  The Company does not anticipate adoption of this standard will have a material impact on its financial statements.

HAN LOGISTICS, INC.

[A DEVELOPMENT STAGE COMPANY]

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

Recent Accounting Pronouncements-Continued

Statement of Financial Accounting Standard No. 161

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative instruments and hedging activities including: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations;and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged. The Company has no derivative instruments so the adoption of SFAS 161 is not expected to have any impact on the Company’s financial statements and it does not intend to adopt this standard early.

Statement of Financial Accounting Standard No. 162

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles (“FAS 162”). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles (“GAAP”) for nongovernmental entities in the United States. FAS 162 is effective 60 days following SEC approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is currently evaluating the impact, if any, of adopting FAS 162, on its Financial Statements

HAN LOGISTICS, INC.

[A DEVELOPMENT STAGE COMPANY]

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

Recent Accounting Pronouncements-Continued

Statement of Financial Accounting Standard No. 163

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

DECEMBER 31, 2008 AND 2007

NOTE   3 – Financial Condition and Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company incurred a net loss of $41,403 (from operations) for the period ended December 31, 2008.  It also sustained operating losses in prior years as well.  These factors raise substantial doubt as to its ability to obtain debt and/or equity financing and achieve profitable operations.

Management intends to raise additional operating funds through equity and/or debt offerings.  However, there can be no assurance management will be successful in its endeavors.  Ultimately, the Company will need to achieve profitable operations in order to continue as a going concern.

There are no assurances that Han Logistics, Inc. will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support its working capital requirements.  To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Han Logistics, Inc.  If adequate working capital is not available Han Logistics, Inc. may be required to curtail its operations.

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

At the adoption date of January 1, 2007, we had no unrecognized tax benefit, which would affect the effective tax rate if recognized. There has been no significant change in the unrecognized tax benefit during the year ended December 31, 2008.

We classify interest and penalties arising from the underpayment of income taxes in the statement of income under general and administrative expenses. As of December 31, 2008, we had no accrued interest or penalties related to uncertain tax positions. The tax years 2008 and 2007 federal return remains open to examination.

Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net operating loss carry forwards are recognized, against which a valuation reserve has been applied. The Company recognized a valuation reserve by an equal amount equal to the deferred tax benefit of the loss carry forwards.

HAN LOGISTICS, INC.

[A DEVELOPMENT STAGE COMPANY]

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

NOTE 4 – Income Taxes [continued]

The components of deferred income tax assets (liabilities) at December 31, 2008, were as follows:

	Balance	Rate	Tax
Federal loss carryforward (expires through 2027)	$270,687	34%	$ 92,034
Valuation allowance			(92,034)
Deferred tax asset			$ -

A reconciliation between expected and actual tax liability is presented below.

Expected Provision (Benefit)
$ (14,077)
Effect of: Increase in valuation allowance	14,077
Total Actual Provision	$ -

During 2008, the valuation allowance increased by $14,077 from $77,957 as of December 31, 2007. At December 31, 2008, Han Logistics, Inc. has a net operating loss carry forward for Federal income tax purposes totaling approximately $270,687 which, if not utilized, will expire in the year 2028.   The following table summarize the Company’s net operating loss carry forwards:

Amount	Expires
2,426	2019
29,845	2020
6,107	2021
2,528	2022
3,001	2023
6,438	2024
29,959	2025
85,306	2026
63,674	2027
41,403	2028

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

NOTE 6 - Related Party Transactions

During the years ended 2007, 2005 and 2004, Shareholders and other related parties loaned $17,100, $23,800 and $13,787, respectively, to the Company , which is convertible to common stock at a rate of $0.10 per share.  The effect of conversion on the loss per share calculation would be anti-dilutive, as the Company incurred losses in each of the periods presented in the financial statements.  Additionally, the Company recorded an interest expense of $17,100, $20,398 and $0 for the beneficial conversion feature of the loans made during 2007, 2005 and 2004, respectively.

Shareholders and other related parties loaned $8,700 and $2,500 during 2008 and 2007, respectively, to the Company.  These loans are demand notes and carry an interest rate of 24% per annum.

The Company incurred $6,655 and $22,351 (including interest related to beneficial conversion features of $17,100) in interest expense to related parties as of December 31, 2008 and 2007, respectively.  As of December 31, 2008, the Company has an accrued interest liability of $23,248 on related party loans.

During the period from inception to date, the Company recorded revenues of $1,550, which were earned from services provided to a related party.  The party and the Company have related officers.  No amounts are due to or from this party as of December 31, 2008.

The Company currently utilizes office space on a rent-free basis from a shareholder, and shall do so until substantial revenue-producing operations commence. Management deemed the rent-free space to be of nominal value.

HAN LOGISTICS, INC.

[A DEVELOPMENT STAGE COMPANY]

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

NOTE 7 – Note Payable

During 2008, an individual loaned $9,700 to the Company.  The note is a demand note and carries an interest rate of 9%.  The Company has accrued $698 of interest for 2008.  The note is unsecured.

NOTE 8 - Concentrations

For the year ended December 31, 2008, one customer represented approximately 64% or $600 of total revenues and 100% of accounts receivable.  Prior to the Company earning revenues from this customer, the Company's President was married to an officer of the customer.  Additionally, a related party customer represented 36% or $350 of total revenues.  If these customers decrease or terminate their business with the Company, the impact may have adverse effects on the Company's operations and financial condition.

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

NOTE 9 – Property and Equipment

Long-lived assets are stated at cost.  Maintenance and repairs are expensed as incurred.  Depreciation is determined using the straight-line method over the estimated useful lives of the assets, which is three years.

Where an impairment of a property’s value is determined to be other than temporary, an allowance for the estimated potential loss is established to record the property at its net realizable value.

When items of building or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations.  The Company does not have any long-lived tangible assets, which are considered to be impaired as of December 31, 2008.

HAN LOGISTICS, INC.

[A DEVELOPMENT STAGE COMPANY]

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

NOTE 9 – Property and Equipment-Continued

At December 31, 2008, property and equipment consisted of the following:

	Useful Lives	December 31, 2008
Computer equipment	3	1,761
Less accumulated depreciation		(1,565)
		$ 196

Depreciation expense was $587 for the year ended December 31, 2008.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None; not applicable.

ITEM 9A(T):  CONTROLS AND PROCEDURES

The Company’s management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based on that evaluation, our President and Treasurer concluded that our disclosure controls and procedures as of the end of the period covered by the Annual Report were effective such that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and Treasurer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

The Company’s management, with the participation of the President and Treasurer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, our management, with the participation of the President and Vice President, concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Security and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting.

ITEM 9B:  OTHER INFORMATION

None.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

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

Background and Business Experience

Amee Han Lombardi, age 39, has served as the President, the Treasurer and a director of Han Logistics since its inception on July 1, 1999. She is currently our President/Secretary/Treasurer and a director. From July 2000 to May 2004, she was employed by Sierra Design Group, a gaming engineering firm based in Reno, Nevada, as a project coordinator, acting warehouse manager, acting shipping manager, acting materials manager, and project manager. Ms. Han Lombardi graduated from the University of Nevada, Reno, Nevada, majoring in logistics management, in December 2004. She completed a logistics internship with Mars, Inc. - Kal Kan, Reno, Nevada, during which she researched and analyzed the optimal utilization of logistics technicians; wrote ISO-9000 compliant procedures manuals for several positions; developed applied software capable of consolidating technician duties and reduced man hours; and made software revisions, situationally adapted software, revised key personnel duties and made various other recommendations. She was employed, from June 1997 through June 1999, by United Blood Services, Reno, Nevada, as a Senior Donor Care Specialist, with responsibility for the determination of donor eligibility based upon Federal guidelines; the administration of post-donation care; and the leadership of a special projects team engaged in maximizing efficiency and scope in the utilization of resources. From October 1992 through March 1997, Ms. Han Lombardi was employed in the position of Senior Customer Service Agent by the Eldorado Hotel and Casino, Reno, Nevada. In this position, she was responsible for customer service and development and the training of all departmental new hires. She was employed, from April 1991 through May 1992, by Sheraton Worldwide Reservations, Austin, Texas, as a Reservations Agent with responsibility for a database of over 500 properties. Ms. Han Lombardi attended the University of Texas, Austin, Texas, from September 1987 through May 1992.

Michael Vardakis, age 44, has served as director of our Company since January, 2005. Mr. Vardakis has also served as President and Treasurer of Syntony Group, Inc. since March 20, 2003. Mr. Vardakis has served as the Secretary and a director since August 9, 2001, and Treasurer since August 28, 2001, of Asyst Corporation, a publicly-held company and a "reporting issuer" under the Exchange Act, until his resignation from all of these positions in February, 2004. Mr. Vardakis is also presently serving as the President and a director of Gulf & Orient Steamship Company, Ltd., a non-reporting publicly-held company, since March 6, 2003. Since 1991, he has been employed as a salesman, and served as the Secretary, for AAA Jewelry & Loan, Inc. ("AAA Jewelry & Loan"), of Salt Lake City, Utah, a closely-held pawn brokerage business managed and co-owned by Terry S. Pantelakis, Mr. Vardakis' father-in- law. Since 1994, Mr. Vardakis has served as an executive officer, a director and a controlling shareholder of Michael Angelo Jewelers, Inc. ("Michael Angelo Jewelers"), Salt Lake City, Utah, a closely-held retail jewelry business that he founded together with Angelo Vardakis, his brother. He has been a manager and a 50% owner of M.N.V. Holdings, LLC, Salt Lake City, Utah, a real estate holding company; from July, 1997 until April, 2002, Mr. Vardakis served as President and a director of Pawnbrokers Exchange, Inc., a "reporting issuer" under the Exchange Act, until 2001; and since November, 1997, Mr. Vardakis has been a manager and a member of M.H.A., LLC, Salt

Lake City, Utah, a closely-held investment company co-owned together with his brother, Angelo Vardakis, among others. Since June 1996, Mr. Vardakis has served as a director and a controlling shareholder of TMV Holdings, Inc. ("TMV Holdings"), Sparks, Nevada, privately-held investment company that he co-owns with Vincent Lombardi. He has also been a manager and a member of two Salt Lake City, Utah, real estate holding companies, V Financial, LLC, and BNO, LLC, since December 1999 and January 1997, respectively. He attended the University of Utah, Salt Lake City, Utah, from 1983 through 1984.

Significant Employees

The Company has no employees who are not executive officers, but who are expected to make a significant contribution to the Company’s business.

Family Relationships

There are no family relationships between our officers and directors.

Involvement in Other Public Companies

Michael Vardakis is a director and the President of Gulf & Orient Steamship Company, Ltd., an issuer whose securities are registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended.

Involvement in Certain Legal Proceedings

During the past five years, no director, promoter or control person:

•

has filed a petition under federal bankruptcy laws or any state insolvency laws, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

•

was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•

was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting his/her involvement in any type of business, securities or banking activities; or

•

was found by a court of competent jurisdiction in a civil action, by the SEC or the Commodity Futures Trading Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated.

Promoters and control person.

See the heading “Transactions with Related Persons” below.

Compliance With Section 16(a) of the Exchange Act

Our shares of common stock are registered under the Exchange Act, and therefore our officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely upon our review during the fiscal year ended December 31, 2008, there were no reports required to be filed.

Code of Ethics

The Company adopted a Code of Ethics for our principal executive and financial officers.  The Company’s code of ethics was filed as an exhibit to its Annual Report on Form 10-KSB for the calendar year ended December 31, 2005.

Corporate Governance

Nominating Committee

The Company has not established a Nominating Committee because, due to its lack of significant operations and the fact that the Company only has two directors and executive officers, it believes that it is able to effectively manage the issues normally considered by a Nominating Committee. If the Company does establish a Nominating Committee in the future, it will disclose this change to its procedures in recommending nominees to its board of directors.

Audit Committee

The Company has not established an Audit Committee because, due to its lack of significant operations and the fact that the Company only has two directors and executive officers, it believes that it is able to effectively manage the issues normally considered by an Audit Committee.

ITEM 11:  EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
Amee Han Lombardi President, Secretary, Treasurer, Director	12/31/08 12/31/07 12/31/06	0 0 48,000	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 24,000(1) 0	0 24,000 48,000
Michael Vardakis Director	12/31/08 12/31/07 12/31/06	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

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

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

Security Ownership of Management

The following table sets forth the share holdings of the Company’s directors and executive officers as of December 31, 2008:

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

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Transactions with Related Persons

During the years ended 2007, 2005 and 2004, Shareholders and other related parties loaned $17,100, $23,800 and $13,787, respectively, to the Company , which is convertible to common stock at a rate of $0.10 per share.  The effect of conversion on the loss per share calculation would be anti-dilutive, as the Company incurred losses in each of the periods presented in the financial statements.  Additionally, the Company recorded an interest expense of $17,100, $20,398 and $0 for the beneficial conversion feature of the loans made during 2007, 2005 and 2004, respectively.

Shareholders and other related parties loaned $6,500 and $2,500 during 2008 and 2007, respectively, to the Company.  These loans are demand notes and carry an interest rate of 24% per annum.

The Company incurred $6,655 and $22,351 (including interest related to beneficial conversion features of $17,100) in interest expense to related parties as of December 31, 2008 and 2007, respectively.  As of December 31, 2008, the Company has an accrued interest liability of $23,248 on related party loans.

During the period from inception to date, the Company recorded revenues of $1,800, which were earned from services provided to a related party.  The party and the Company have related officers.  No amounts are due to or from this party as of December 31, 2008.

The Company currently utilizes office space on a rent-free basis from a shareholder, and shall do so until substantial revenue-producing operations commence. Management deemed the rent-free space to be of nominal value.

Except as indicated above, there were no material transactions, or series of similar transactions, during our Company’s last two fiscal years, or any currently proposed transactions, or series of similar transactions, to which our Company or any of our subsidiaries was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of the smaller reporting company's total assets at year-end for the last two completed fiscal years and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Except those transactions noted above, there were no material transactions, or series of similar transactions, during our last two fiscal years, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Promoters and Certain Control Persons

See the heading “Transactions with Related Persons” above.

Parents of the Smaller Reporting Company

Amee Han Lombardi may be deemed to be a parent of the issuer due to her ownership of approximately 96.4% of its issued and outstanding shares.

Director Independence

The Company does not have any independent directors serving on its board of directors.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to the Company by its principal accountants during the fiscal years ended December 31, 2008 and 2007:

Fee Category	2008	2007
Audit Fees	$13,710	$11,308
Audit-related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$13,710	$11,308

Audit Fees - Consists of fees for professional services rendered by our principal accountants for the audit of the Company’s annual financial statements and review of the financial statements included in the Company’s Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

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

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Company has not adopted an Audit Committee, therefore, there is no Audit Committee policy in this regard. However, the Company does not require approval in advance of the performance of professional services to be provided to the Company by its principal accountant. Additionally, all services rendered by our principal accountant are performed pursuant to a written engagement letter between us and the principal accountant.

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)    Financial Statements.  See the audited financial statements for the year ended December 31, 2008 contained in Item 8 above which are incorporated herein by this reference.

(a)(3)         Exhibits.  The following exhibits are filed as part of this Annual Report:

No.            Description

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

31 Certification of Amee Han Lombardi, the Company’s President, Secretary/Treasurer, pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32 Certification of Amee Han Lombardi pursuant to section 906 of the Sarbanes-Oxley Act of 2002

*Attached as an exhibit to our SB-2 Registration Statement

**Attached as an exhibit to our 10KSB for the year ended December 31, 2005

***Incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAN LOGISTICS, INC.

Date:	March 31, 2009	By:	/s/Amee Lombardi
Amee Lombardi
President, Secretary, Treasurer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

HAN LOGISTICS, INC.

Date:	March 31, 2009	By:	/s/Amee Lombardi
Amee Lombardi

President, Secretary, Treasurer and Director

Date:	March 31, 2009	By:	/s/Michael Vardakis
Michael Vardakis
Director