Form 10-Q
period 2009-03-31
HAN LOGISTICS INC
filed 2009-05-15
CIK 1132509

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE EXCHANGE ACT

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “non-accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  May 14, 2009 - 2,073,700 shares of common stock.

PART I

Item 1.  Financial Statements

The financial statements of Han Logistics, Inc., a Nevada corporation (the “Registrant,” the “Company,” “we,” “our” or “us”) required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the financial statements fairly present the financial condition of the Registrant.

HAN LOGISTICS, INC.

[A Development Stage Company]

CONTENTS

PAGE

—

Condensed Balance Sheets,

March 31, 2009 (Unaudited) and December 31, 2008

4

—

Unaudited Condensed Statements of Operations,

for the three months ended March 31, 2009

and 2008 and from inception on July 1,

1999 through March 31, 2009

5

—

Unaudited Condensed Statements of Cash Flows,

for the three months ended March 31, 2009

and 2008 and from inception on July 1,

1999 through March 31, 2009

6

—

Notes to Unaudited Condensed Financial Statements

7 - 9

HAN LOGISTICS, INC.

[A Development Stage Company]

CONDENSED BALANCE SHEETS

ASSETS	March 31, 2009 Unaudited	December 31, 2008 Audited
CURRENT ASSETS:
Cash	$ -	$ 15
Total Current Assets	-	15

PROPERTY AND EQUIPMENT, NET	49	196

TOTAL ASSETS	$ 49	$ 211

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Bank overdraft	$ 36	$ -
Accounts payable	94,509	83,063
Accounts payable-Related parties	8,000	8,000
Accrued liabilities	916	698
Accrued liabilities-Related parties	25,256	23,248
Notes payable	9,700	9,700
Notes payable-Related parties	67,687	65,887
Total Current Liabilities	206,104	190,596

Total liabilities	206,104	190,596

Commitments and Contingencies

STOCKHOLDERS' (DEFICIT):
Common stock, $.001 par value; 50,000,000 shares authorized;
2,073,700 shares issued and outstanding at
March 31, 2009 and December 31, 2008	2,074	2,074
Additional paid-in capital	118,828	118,828
Accumulated deficit during the development stage	(326,957)	(311,287)
Total Stockholders' (Deficit)	(206,055)	(190,385)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$ 49	$ 211

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAN LOGISTICS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2009 and 2008 and From the Date of Inception

(July 1, 1999) to March 31, 2009

			Date of
			Inception
			(July 1, 1999)
	Three Months Ended		to
	March 31,		March 31,
	2009	2008	2009
Revenues	$ -	$ -	$ 10,081
Revenues-Related party	-	350	1,550

Gross revenues	-	350	11,631

Operating Expenses:
Depreciation and amortization	147	147	1,712
General and administrative expenses	13,298	5,636	269,413

Total operating expenses	13,445	5,783	271,125

Loss from Operations	(13,445)	(5,433)	(259,494)

Other Income/(Expense)
Interest income	-	-	35
Interest (expense)	(218)	(45)	(916)
Interest (expense)-Related parties	(2,007)	(1,514)	(66,582)
Total Other Income (Expense)	(2,225)	(1,559)	(67,463)

Net (Loss)	$ (15,670)	$ (6,992)	$ (326,957)

Net (Loss) Per Share:
Basic and Diluted	$ (0.01)	$ (0.01)	$ (0.16)

Weighted Average Shares Outstanding
Basic and Diluted	2,073,700	2,073,700	2,021,840

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAN LOGISTICS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2009 and 2008 and From the Date of Inception

(July 1, 1999) to March 31, 2009

			Date of
			Inception
			(July 1, 1999)
	Three Months Ended		to
	March 31,		March 31,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$ (15,670)	$ (6,992)	$ (326,957)
Adjustments to reconcile net income/(loss) to net cash used
in operating activities:
Depreciation and amortization	147	147	1,712
Amortization of interest on beneficial conversion	-	-	40,600
Changes in assets and liabilities:
Decrease in accounts receivable	-	(350)	-
Increase in bank overdraft	36	-	36
Increase in accounts payable and accrued expenses	13,672	(5,036)	128,681

Net cash provided by operating activities	(1,815)	(12,231)	(155,928)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	-	-	(1,761)

Net cash used in investing activities	-	-	(1,761)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase/(decrease) in notes payable	1,800	9,700	77,387
(Increase) in stock issuance costs	-	-	(20,398)
Proceeds from issuance of common stock	-	-	100,700

Net cash from financing activities	1,800	9,700	157,689

Net increase in cash	(15)	(2,531)	-

CASH AT BEGINNING PERIOD	15	2,559	-

CASH AT END OF PERIOD	$ -	$ 28	$ -

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAN LOGISTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2009

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS – March 31, 2009

NOTE A - PRESENTATION

The balance sheets of the Company as of March 31, 2009 and December 31, 2008, the related consolidated statements of operations for the three months ended March 31, 2009 and 2008 and from the date of inception (July 1, 1999) of the development stage period through March 31, 2009, and the statements of cash flows for the three months ended March 31, 2009 and 2008 and from the date of inception (July 1, 1999) of the development stage period through March 31, 2009, (the financial statements) include all adjustments (consisting of normal recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's December 31, 2008, Form 10-K.

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

NOTE D - RELATED PARTY TRANSACTIONS

During the years ended 2007, 2005 and 2004, Shareholders and other related parties loaned $17,100, $23,800 and $13,787, respectively, to the Company, which is convertible to common stock at a rate of $0.10 per share.  The effect of conversion on the loss per share calculation would be anti-dilutive, as the Company incurred losses in each of the periods presented in the financial statements.  Additionally, the Company recorded interest expense of $17,100, $20,398 and $0 for the beneficial conversion feature of the loans made during 2007, 2005 and 2004, respectively.

Shareholders and other related parties loaned $8,700 and $2,500 during 2008 and 2007, respectively, to the Company.  These loans are demand notes and carry an interest rate of 24% per annum, except for one note of $2,200 that carries an interest rate of 9%.

Shareholders and other related parties loaned $1,800 during the quarter ended March 31, 2009.   This loan is a demand note and carries an interest rate of 10% per annum.

The Company recorded interest expense of $2,007 on the related party notes listed above for the quarter ended March 31, 2009.

The Company currently utilizes office space on a rent-free basis from a shareholder, and shall do so until substantial revenue-producing operations commence. Management deemed the rent-free space to be of nominal value.

NOTE E – NOTE PAYABLE

An independent party loaned $ 9,700 to the Company on March 12, 2008.  The note is unsecured, due upon demand and has an interest rate of 9%.

The Company recorded an interest expense of $218 on the note listed above for the quarter ended March 31, 2009, and had accrued interest $916 as of March 31, 2009 relating to this note.

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

NOTE G – RECENT ACCCOUNTING PRONOUNCEMENTS

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51(“SFAS 160”). SFAS No. 141R requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141R and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. SFAS No. 141R will impact the valuation of business acquisitions made in 2009 and forward. The Company adopted SFAS No. 160 on January 1, 2009. As a result, implementation of SFAS No. 160 had no impact on the Company’s condensed consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative instruments and hedging activities including: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged. The Company adopted SFAS No. 161 on January 1, 2009. Implementation of SFAS No. 161 had no impact on the Company’s condensed consolidated financial statements.

In May 2008 the FASB released SFAS No 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the “GAAP hierarchy”). FASB believes that the GAAP hierarchy should be directed to entities because it is the entity, not its auditor, which is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and issued this Statement to achieve that result. SFAS 162 becomes effective 60 days following the SEC’s approval of the Public Accounting Oversight Board amendment to AU Section 411.

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60 (“SFAS 163”).  SFAS 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claim liabilities. This Statement also requires expanded disclosures about financial guarantee insurance contracts.  The Company adopted SFAS No. 163 on January 1, 2009. Implementation of SFAS No. 163 had no impact on the Company’s consolidated condensed financial statements.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its consolidated financial statements

Item 2.  Management’s Discussions and Analysis of Financial Condition and Results of Operations.

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

General

The Company is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7. The Company was incorporated under the laws of the State of Nevada on July 1, 1999.

Plan of Operation

We propose to develop, market and deliver logistical analysis, problem solving and other logistics services to business customers. Han Logistics is in the development stage and, to date, management has devoted substantially all of their time and effort to organizational and financing matters. Through the date hereof, we have not yet generated material service revenue and we have realized a net loss from operations. We did not generate any revenue during the quarter ended March 31, 2009 and we only generated revenues of $950 during the year ended December 31, 2008, and our net loss during the quarter ended March 31, 2009 was $(15,670).  For the period from inception through March 31, 2009, we had total revenues of $11,631 and a net loss of $(326,957).

Results of Operations

Operating expenses for the quarter ended March 31, 2009, and the period from inception through March 31, 2009, totaled $13,445 and $271,125, respectively. Certain related parties have lent $67,687 to the Company during the period from inception through March 31, 2009 and additional funds will be needed to continue the Company’s limited operations. During the quarter ended March 31, 2009, a related party loaned $1,800 to the Company.  We plan to employ a marketing specialist on a per project basis and a part-time bookkeeper upon the obtaining additional capital into the Company. During the current quarter, the Company did not accrue or pay to the President of the Company any consulting fees for software development.  We do not anticipate the performance of any research and development during the next 12 months.

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

Liquidity

As of March 31, 2009, we had total assets of $49. We had total current liabilities and a working capital deficit of $206,104 and stockholders' deficit of $206,055 as of March 31, 2009.  Deficits accumulated during the development stage totaled $326,957. Our financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. However, the Company has accumulated losses from operations and has the need to raise additional financing in order to satisfy its vendors and other creditors and execute its business plan.  These factors raise substantial doubt about our ability to continue as a going concern. Our future success will be dependent upon our ability to provide effective and competitive logistical analysis, problem-solving and other logistics services that meet customers' changing requirements. Should the Company’s efforts to raise additional capital through equity and/or debt financing fail, Amee Han Lombardi, our President/Secretary/Treasurer, is expected to provide the necessary working capital so as to permit the Company to continue as a going concern.  The Company did not pay or accrue any consulting fees during the current quarter to the President of the Company for software development costs.

At March 31, 2009 the Company had no material operations and was still seeking capital through another stock offering or the obtaining of additional debt in order to resume material operations. At March 31, 2009 and through the date of this filing, the Company has yet to obtain any other commitments for additional funding.

Until the Company obtains the capital required to develop its logistics business and obtains the revenues needed from its future operations to meet its obligations, the Company will depend on sources other than operating revenues to meet its operating and capital needs. Operating revenues may never satisfy these needs.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2009, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

Our management, with the participation of the chief executive officer and chief financial officer, has concluded there were no significant changes in our internal controls over financial reporting that occurred during this quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

HAN LOGISTICS, INC.

Date:	May 15, 2009	By:	/s/Amee Han Lombardi
Amee Han Lombardi, President, Secretary/Treasurer and Director

Date:	May 15, 2009	By:	/s/Mike Vardakis
Mike Vardakis, Director