Form 10-Q
period 2009-06-30
HAN LOGISTICS INC
filed 2009-08-14
CIK 1132509

FORM 10-Q

____________________

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  August 14, 2009 - 2,073,700 shares of common stock.

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

HAN LOGISTICS, INC.

[ A Development Stage Company]

CONTENTS

PAGE

—

Condensed Balance Sheets,

June 30, 2009 (Unaudited) and December 31, 2008

4

—

Unaudited Condensed Statements of Operations,

for the three and six months ended June 30, 2009

and 2008 and from inception on July 1,

1999 through June 30, 2009

5

—

Unaudited Condensed Statements of Cash Flows,

for the six months ended June 30, 2009

and 2008 and from inception on July 1,

1999 through June 30, 2009

6

—

Notes to Unaudited Condensed Financial Statements

7 - 8

HAN LOGISTICS, INC.

[A Development Stage Company]

CONDENSED BALANCE SHEETS

ASSETS	June 30, 2009 Unaudited	December 31, 2008 Audited
CURRENT ASSETS:
Cash	$ -	$ 15
Total Current Assets	-	15

PROPERTY AND EQUIPMENT, NET	-	196

TOTAL ASSETS	$ -	$ 211

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$ 97,803	83,063
Accounts payable-Related parties	8,000	8,000
Accrued liabilities	1,134	698
Accrued liabilities-Related parties	27,304	23,248
Notes payable	9,700	9,700
Notes payable-Related parties	69,787	65,887
Total Current Liabilities	213,728	190,596

Total liabilities	213,728	190,596

Commitments and Contingencies

STOCKHOLDERS' (DEFICIT):
Common stock, $.001 par value; 50,000,000 shares authorized;
2,073,700 shares issued and outstanding at
June 30, 2009 and December 31, 2008	2,074	2,074
Additional paid-in capital	118,828	118,828
Accumulated deficit during the development stage	(334,630)	(311,287)
Total Stockholders' (Deficit)	(213,728)	(190,385)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$ -	$ 211

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAN LOGISTICS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

Three and Six Months Ended June 30 2009 and 2008 and From the Date of Inception

(July 1, 1999) to June 30, 2009

					Date of
					Inception
					(July 1, 1999)
	Six Months Ended		Three Months Ended		to
	June 30,		June 30,		June 30,
	2009	2008	2009	2008	2009
Revenues	$ -	$ 600	$ -	$ 600	$ 10,081
Revenues-Related party	-	350	-	-	1,550

Gross revenues	-	950	-	600	11,631

Operating Expenses:
Depreciation and amortization	196	294	49	147	1,761
General and administrative expenses	18,656	21,738	5,358	16,102	274,771

Total operating expenses	18,852	22,032	5,407	16,249	276,532

Loss from Operations	(18,852)	(21,082)	(5,407)	(15,649)	(264,901)

Other Income/(Expense)
Interest income	-	-	-	-	35
Interest (expense)	(436)	(260)	(218)	(215)	(1,134)
Interest (expense)-Related parties	(4,055)	(3,010)	(2,048)	(1,496)	(68,630)
Total Other Income (Expense)	(4,491)	(3,270)	(2,266)	(1,711)	(69,729)

(Loss) from Continuing Operations	(23,343)	(24,352)	(7,673)	(17,360)	(334,630)

(Loss) from Discontinued operations	-	-	-	-	-

Loss before Income Taxes	(23,343)	(24,352)	(7,673)	(17,360)	(334,630)

Provisions for Income Taxes	-	-	-	-	-

Net (Loss)	$ (23,343)	$ (24,352)	$ (7,673)	$(17,360)	$(334,630)

Net (Loss) Per Share:
Basic and Diluted	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.17)

Weighted Average Shares Outstanding
Basic and Diluted	2,073,700	2,073,700	2,073,700	2,073,700	2,023,133

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAN LOGISTICS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2009 and 2008 and From the Date of Inception

(July 1, 1999) to June 30, 2009

			Date of
			Inception
			(July 1, 1999)
	Six Months Ended		to
	June 30,		June 30,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$ (23,343)	$ (24,352)	$ (334,630)
Adjustments to reconcile net income/(loss) to net cash used
in operating activities:
Depreciation and amortization	196	294	1,761
Amortization of interest on beneficial conversion	-	-	40,600
Changes in assets and liabilities:
Decrease in accounts receivable	-	-	-
Increase in accounts payable and accrued expenses	19,232	12,725	134,241

Net cash provided by operating activities	(3,915)	(11,333)	(158,028)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	-	-	(1,761)

Net cash used in investing activities	-	-	(1,761)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase/(decrease) in notes payable	3,900	9,700	79,487
(Increase) in stock issuance costs	-	-	(20,398)
Proceeds from issuance of common stock	-	-	100,700

Net cash from financing activities	3,900	9,700	159,789

Net decrease in cash	(15)	(1,633)	-

CASH AT BEGINNING PERIOD	15	2,559	-

CASH AT END OF PERIOD	$ -	$ 926	$ -

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAN LOGISTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2009

(Unaudited)

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS – June 30, 2009

NOTE A - PRESENTATION

The balance sheets of the Company as of June 30, 2009 and December 31, 2008, the related statements of operations for the six months ended June 30, 2009 and 2008, the three months ended June 30, 2009 and 2008 and from the date of inception (July 1, 1999) of the development stage period through June 30, 2009, and the statements of cash flows for the six months ended June 30, 2009 and 2008 and from the date of inception (July 1, 1999) of the development stage period through June 30, 2009, (the financial statements) include all adjustments (consisting of normal recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the six months ended June 30, 2009 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's December 31, 2008, Form 10-K and the Company's Form 8-K and 8-K/A filings.

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

Shareholders and other related parties paid expenses on behalf of the Company in the amount of $1,800 during the quarter ended March 31, 2009.   This loan is a demand note and carries an interest rate of 10% per annum.

Shareholders and other related parties paid expenses on behalf of the Company in the amount of $2,100 during the quarter ended June 30, 2009.   This loan is a demand note and carries an interest rate of 10% per annum.

The Company recorded an interest expense of $2,048 on the related party notes listed above for the quarter ended June 30, 2009.  As of June 30, 2009 the Company has a total accrued interest to related parties of $27,304

The Company did not pay or accrue any consulting fees during the current quarter to Ms. Lombardi for software development costs.  The Company does have an outstanding amount owed to Ms. Lombardi for past services rendered as of June 30, 2009 for $8,000.

The Company currently utilizes office space on a rent-free basis from a shareholder, and shall do so until substantial revenue-producing operations commence. Management deemed the rent-free space to be of nominal value.

NOTE E – NOTE PAYABLE

An independent party loaned $ 9,700 to the Company on March 12, 2008.  The note is unsecured, due upon demand and has an interest rate of 9%.

The Company recorded an interest expense of $218 on the note listed above for the quarter ended June 30, 2009.

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

NOTE G - RECENT ACCOUNTING PRONOUNCEMENTS

In May 2009, Statement No. 165-Subsequent Events was issued.  The objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth:

The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009.  The Company’s adoption of SFAS 165 has no impact on the financial statements.

In June 2009, Statement No. 166 Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 was issued.  The Board’s objective in issuing this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.   The Board undertook this project to address (1) practices that have developed since the issuance of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors.

This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited.   This Statement must be applied to transfers occurring on or after the effective date.

Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes.   Therefore, formerly qualifying special-purpose entities (as defined under previous accounting standards) should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance.   If the evaluation on the effective date results in consolidation, the reporting entity should apply the transition guidance provided in the pronouncement that requires consolidation.

Additionally, the disclosure provisions of this Statement should be applied to transfers that occurred both before and after the effective date of this Statement.  The Company is currently evaluating the impact, if any, of adopting SFAS 166 on its financial statements.

In June 2009, Statement No. 167 was issued as Amendments to FASB Interpretation No. 46(R).  The Board’s objective in issuing this Statement is to improve financial reporting by enterprises involved with variable interest entities. The Board undertook this project to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FASB Statement No. 166, Accounting for Transfers of Financial Assets, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity.

This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The Company is currently evaluating the impact, if any, of adopting SFAS 167 on its financial statements.

In June 2009, the Statement No. 168-The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 was issued.

The FASB Accounting Standards CodificationTM (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.   This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

NOTE H – SUBSEQUENT EVENT

In accordance with the recently issued Statement of Financial Accounting Standards No. 165 “Subsequent Events” (SFAS165), the Company evaluated subsequent events after the balance sheet date of June 30, 2009 through August 12, 2009.

As of August 14, 2009, the Company had no reportable subsequent events.

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

Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report on Form 10-Q. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations, and prospects.

General

The Company is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7. The Company was incorporated under the laws of the State of Nevada on July 1, 1999.

Plan of Operation

We propose to develop, market and deliver logistical analysis, problem solving and other logistics services to business customers. The Company is in the development stage. Through the date hereof, we have not yet generated material service revenue and we have realized a net loss from operations. We did not generate any revenue during the quarter ended June 30, 2009 and we only generated revenues of $950 during the six months ended June 30, 2008. Our net loss during the quarter ended June 30, 2009 was $(7,673).  For the period from inception through June 30, 2009, we had total revenues of $11,631 and a net loss of $(334,630).

The Company is working to find a niche in international shipping and therefore is focusing on shipping analytical equipment to and from the US to and from southeast Asia. To this end, we have negotiated a 70% discount with Old Dominion Freight company. We are also establishing relationships with logistics companies overseas so we have partners that can arrange shipping from southeast Asia to the United States. Since the end of the second quarter of 2009, we have been in contact with Phraiwarin Seesamchan of Thailand to arrange a shipping agreement with Mass Transport Express Co., Ltd., to handle our shipping from Thailand to the US. We also have the paperwork in process to establish a subsidiary in Vietnam, where Han will own 49% of the Vietnamese company. According to Vietnamese law, Vietnamese citizens  have to own 51% of the subsidiary. In addition, the Company’s website is being redesigned to reflect this new niche. We are currently in process of preparing shipments following our new strategy; in the third quarter of our 2009 fiscal year we have received a shipment from a vendor in the US and are preparing to forward it to Saigon, and we are also preparing a shipment from the US to the Institute of Medical Biotechnology in Tbilisi, Georgia.

Results of Operations

Operating expenses for the quarter ended June 30, 2009, and the period from inception through June 30, 2009, totaled $5,407 and $276,532, respectively. Certain related parties have lent $69,787 to the company during the period from inception through June 30, 2009 and additional funds will be needed to continue our limited operations.  During the quarter ended June 30, 2009, a related party loaned $2,100 to the Company.  We plan to employ a marketing specialist on a per project basis and a part-time bookkeeper upon the obtaining additional capital into the Company. During the current quarter, the Company did not accrue or pay to the President of the Company any consulting fees for software development. We do not anticipate the performance of any research and development during the next 12 months.

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

Liquidity

As of June 30, 2009, we had total cash assets of $0. We had total current liabilities of $213,728 and working capital and stockholders' deficit of $(213,728) as of June 30, 2009.  Deficits accumulated during the development stage totaled $(334,630).  Our financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. However, our independent accountants have noted that the Company has accumulated losses from operations and has the need to raise additional financing in order to satisfy its vendors and other creditors and execute its business plan.  These factors raise substantial doubt about our ability to continue as a going concern. Our future success will be dependent upon our ability to provide effective and competitive logistical analysis, problem-solving and other logistics services that meet customers' changing requirements. Should the Company’s efforts to raise additional capital through equity and/or debt financing fail, Amee Han Lombardi, our President/Secretary/Treasurer, is expected to provide the necessary working capital so as to permit the Company to continue as a going concern.  The Company did not pay or accrue any consulting fees during the current quarter to Ms. Lombardi for software development costs.

At June 30, 2009 the Company had no material operations. At June 30, 2009 and through the date of this filing, the Company has yet to obtain any other commitments for additional funding.  However, subsequent to the end of the period covered by this Report, we did engage in limited business activity as outlined under the caption “Plan of Operation” above.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2009, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

HAN LOGISTICS, INC.

Date:	August 14, 2009	By:	/s/Amee Han Lombardi
Amee Han Lombardi, President, Secretary/Treasurer and Director

Date:	August 14, 2009	By:	/s/Mike Vardakis
Mike Vardakis, Director