Form 10-Q/A
period 2006-09-30
HAN LOGISTICS INC
filed 2009-08-26
CIK 1132509

FORM 10-Q/A-1

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

Yes [  ] No [X]*

*  This Form 10-Q/A1 is filed for the sole purpose of correcting this disclosure.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: August 25, 2009 - 2,073,700 shares of common stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

HAN LOGISTICS, INC.

Date:	August 25, 2009	By:	/s/Amee Han Lombardi
Amee Han Lombardi, President, Secretary/Treasurer and Director

Date:	August 25, 2009	By:	/s/Mike Vardakis
Mike Vardakis, Director