Form 10-Q
period 2009-09-30
HAN LOGISTICS INC
filed 2009-11-16
CIK 1132509

FORM 10-Q

____________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  November 10, 2009 - 2,073,700 shares of common stock.

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

HAN LOGISTICS, INC.

[A Development Stage Company]

CONTENTS

PAGE

—

Condensed Balance Sheets,

September 30, 2009 (Unaudited) and December 31, 2008

4

—

Unaudited Condensed Statements of Operations,

for the three and nine months ended September 30, 2009

and 2008 and from inception on July 1,

1999 through September 30, 2009

5

—

Unaudited Condensed Statements of Cash Flows,

for the nine months ended September 30, 2009

and 2008 and from inception on July 1,

1999 through September 30, 2009

6

—

Notes to Unaudited Condensed Financial Statements

7 - 9

HAN LOGISTICS, INC.

[A Development Stage Company]

CONDENSED BALANCE SHEETS

ASSETS	September 30, 2009 Unaudited	December 31, 2008 Audited
CURRENT ASSETS:
Cash	$ 2,260	$ 15
Total Current Assets	2,260	15

PROPERTY AND EQUIPMENT, NET	-	196

TOTAL ASSETS	$ 2,260	$ 211

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$ 104,316	83,063
Accounts payable-Related parties	8,000	8,000
Accrued liabilities	1,354	698
Accrued liabilities-Related parties	29,370	23,248
Advanced from related party	1,892	-
Notes payable	9,700	9,700
Notes payable-Related parties	73,787	65,887
Total Current Liabilities	228,419	190,596

Total liabilities	228,419	190,596

Commitments and Contingencies

STOCKHOLDERS' (DEFICIT):
Common stock, $.001 par value; 50,000,000 shares authorized;
2,073,700 shares issued and outstanding at
September 30, 2009 and December 31, 2008	2,074	2,074
Additional paid-in capital	118,828	118,828
Accumulated deficit during the development stage	(347,061)	(311,287)
Total Stockholders' (Deficit)	(226,159)	(190,385)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$ 2,260	$ 211

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAN LOGISTICS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

Three and Nine Months Ended September 30 2009 and 2008 and From the Date of Inception

(July 1, 1999) to September 30, 2009

					Date of
					Inception
					(July 1, 1999)
	Nine Months Ended		Three Months Ended		to
	September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009
Revenues	$ -	$ 350	$ -	$ -	$ 10,081
Revenues-Related party	376	600	376	-	1,926

Gross revenues	376	950	376	-	12,007

Operating Expenses:
Depreciation and amortization	196	441	-	147	1,761
General and administrative expenses	29,176	28,392	10,520	6,654	285,291

Total operating expenses	29,372	28,833	10,520	6,801	287,052

Loss from Operations	(28,996)	(27,883)	(10,144)	(6,801)	(275,045)

Other Income/(Expense)
Interest income	-	-	-	-	35
Interest (expense)	(656)	(480)	(220)	(220)	(1,354)
Interest (expense)-Related parties	(6,122)	(4,736)	(2,067)	(1,726)	(70,697)
Total Other Income (Expense)	(6,778)	(5,216)	(2,287)	(1,946)	(72,016)

(Loss) from Continuing Operations	(35,774)	(33,099)	(12,431)	(8,747)	(347,061)

Loss before Income Taxes	(35,774)	(33,099)	(12,431)	(8,747)	(347,061)

Provisions for Income Taxes	-	-	-	-	-

Net (Loss)	$ (35,774)	$ (33,099)	$(12,431)	$(8,747)	$(347,061)

Net (Loss) Per Share:
Basic and Diluted	$ (0.02)	$ (0.02)	$ (0.01)	$ (0.01)	$ (0.17)

Weighted Average Shares Outstanding
Basic and Diluted	2,073,700	2,073,700	2,073,700	2,073,700	2,025,534

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAN LOGISTICS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2009 and 2008 and From the Date of Inception

(July 1, 1999) to September 30, 2009

			Date of
			Inception
			(July 1, 1999)
	Nine Months Ended		to
	September 30,		September 30,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$ (35,774)	$ (33,099)	$ (347,061)
Adjustments to reconcile net income/(loss) to net cash used
in operating activities:
Depreciation and amortization	196	441	1,761
Amortization of interest on beneficial conversion	-	-	40,600
Changes in assets and liabilities:
Decrease in accounts receivable	-	-	-
Increase in accounts payable and accrued expenses	29,923	14,794	144,932

Net cash from operating activities	(5,655)	(17,864)	(159,768)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	-	-	(1,761)

Net cash from investing activities	-	-	(1,761)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase/(decrease) in notes payable	7,900	16,200	83,487
(Increase) in stock issuance costs	-	-	(20,398)
Proceeds from issuance of common stock	-	-	100,700

Net cash from financing activities	7,900	16,200	163,789

Net increase (decrease) in cash	2,245	(1,664)	2,260

CASH AT BEGINNING PERIOD	15	2,559	-

CASH AT END OF PERIOD	$ 2,260	$ 895	$ 2,260

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAN LOGISTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS – September 30, 2009

NOTE A - PRESENTATION

The balance sheets of the Company as of September 30, 2009 and December 31, 2008, the related statements of operations for the nine months ended September 30, 2009 and 2008, the three months ended September 30, 2009 and 2008 and from the date of inception (July 1, 1999) of the development stage period through September 30, 2009, and the statements of cash flows for the nine months ended September 30, 2009 and 2008 and from the date of inception (July 1, 1999) of the development stage period through September 30, 2009, (the financial statements) include all adjustments (consisting of normal recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's December 31, 2008, Form 10-K and the Company's Form 8-K and 8-K/A filings.

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

Shareholders and other related parties loaned $2,100 during the quarter ended June 30, 2009.   This loan is a demand note and carries an interest rate of 10% per annum.

Shareholders and other related parties loaned $4,000 during the quarter ended September 30, 2009.   This loan is a demand note and carries an interest rate of 9% per annum

The Company recorded interest expense of $2,067 on the related party notes listed above for the quarter ended September 30, 2009.

A related party advanced $1,892 to the Company during the quarter ended September 30, 2009 to meet its financial obligations.  The advances are non-interest bearing and the Company expects to pay these advances back in the next quarter.

The Company currently utilizes office space on a rent-free basis from a shareholder, and shall do so until substantial revenue-producing operations commence. Management deemed the rent-free space to be of nominal value.

NOTE E – NOTE PAYABLE

An independent party loaned $ 9,700 to the Company on March 12, 2008.  The note is unsecured, due upon demand and has an interest rate of 9%.

The Company recorded an interest expense of $220 on the note listed above for the quarter ended September 30, 2009.

NOTE F - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company was in default on its notes and various accounts payable, has not generated significant operating revenue, has incurred significant operating losses to date, has a negative cash flow from operations and has working capital and stockholders' deficits, which raises substantial doubt about its ability to continue as a going concern.

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

NOTE G – RECENT ACCOUNTING PRONOUNCEMENTS

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”), which was formerly known as SFAS 168.  ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  All guidance contained in the Codification carries an equal level of authority.  The Codification superseded all existing non-SEC accounting and reporting standards and all other non-grandfathered, non-SEC accounting literature not included in the Positions or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates (“ASUs”).  The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases of conclusions on the change(s) in the Codification.  References made to FASB guidance throughout this document have been updated for the Codification.

In May 2009, Statement No. 165-Subsequent Events was issued, which was primarily codified into Topic 855 “Subsequent Events” in the ASC.  The objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth:

The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009.  The Company’s adoption of SFAS 165 has no material impact on the financial statements.

In June 2009, Statement No. 166 Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 was issued, which was subsequently codified into ASC Topic 860.  The Board’s objective in issuing this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.   The Board undertook this project to address (1) practices that have developed since the issuance of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors.

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

In June 2009, Statement No. 167 was issued as Amendments to FASB Interpretation No. 46(R), which was codified into ASC Topic 810.  The Board’s objective in issuing this Statement is to improve financial reporting by enterprises involved with variable interest entities. The Board undertook this project to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FASB Statement No. 166, Accounting for Transfers of Financial Assets, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity.

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

In August 2009, the FASB issued guidance under Accounting Standards Update (“ASU”) No. 2009-05, “Measuring Liabilities at Fair Value”.  This guidance clarifies how the fair value of a liability should be determined.  This guidance is effective for the first reporting period after issuance.  The Company will adopt this guidance for its fourth fiscal quarter 2009.  The Company does not expect the adoption of this guidance to have a material impact on its financial statements.

NOTE H – MEMORANDUM OF UNDERSTANDING

On August 14, 2009, the Company executed a Memorandum of Understanding with On Site Media, LLC to acquire all the tangible and intangible assets used in On Site’s interactive kiosk operations.  The terms required the execution of a definitive binding agreement be executed by September 4, 2009.  Both parties agreed to allow this deadline to pass, nullifying the agreement.

NOTE I – SUBSEQUENT EVENT

In accordance with the recently issued Statement of Financial Accounting Standards No. 165 “Subsequent Events” (ASC Topic 855), the Company evaluated subsequent events after the balance sheet date of September 30, 2009 through November 16, 2009.

As of November 16, 2009, which is the date the financial statements were available to be issued, the Company had no reportable subsequent events.

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

Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the Securities and Exchange Commission ("SEC"). We shall make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. You can read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800- SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

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

General

Han Logistics, Inc. (the "Company") is currently a development stage company under the provisions of ASC Topic 915. The Company was incorporated under the laws of the State of Nevada on July 1, 1999.

Plan of Operation

We propose to develop, market and deliver logistical analysis, problem solving and other logistics services to business customers. Han Logistics is in the development stage and, to date, management has devoted substantially all of ITS time and effort to organizational and financing matters. Through the date hereof, we have not yet generated material service revenue and we have realized a net loss from operations. We generated revenues during the quarter ended September 30, 2009 a total of $376; we only generated revenues of $950 during the year ended December 31, 2008, and our net loss during the quarter ended September 30, 2009 was $12,431.  For the period from inception through September 30, 2009, we had total revenues of $12,007 and a net loss of $347,061.

The Company is working to find a niche in international shipping and therefore is focusing on shipping analytical equipment to and from the US to and from southeast Asia. To this end, we have negotiated a 70% discount with Old Dominion Freight company. We are also establishing relationships with logistics companies overseas so we have partners that can arrange shipping from southeast Asia to the United States. Since the end of the second quarter of 2009, we have been in contact with Phraiwarin Seesamchan of Thailand to arrange a shipping agreement with Mass Transport Express Co., Ltd., to handle our shipping from Thailand to the US. We also have the paperwork in process to establish a subsidiary in Vietnam, where Han will own 49% of the Vietnamese company. According to Vietnamese law, Vietnamese citizens  have to own 51% of the subsidiary. In addition, the Company’s website is being redesigned to reflect this new niche. We are currently in process of preparing shipments following our new strategy; in the third quarter of our 2009 fiscal year we received a shipment from a vendor in the US and are preparing to forward it to Saigon, and we are also preparing a shipment from the US to the Institute of Medical Biotechnology in Tbilisi, Georgia.

On August 14, 2009, the Company executed into a Memorandum of Understanding with OnSite Media, LLC, a Nevada limited liability company.  The Memorandum of Understanding set forth the principal terms by which the Company was to acquire all of the tangible and intangible assets used in OnSite’s interactive kiosk operations.  The parties’ obligations in this regard were subject to the prior execution  of a definitive binding agreement to be executed on or before September 4, 2009.  No such agreement was executed and the Memorandum expired by its own terms on that date.

Results of Operations

Operating expenses for the quarter ended September 30, 2009, and the period from inception through September 30, 2009, totaled $10,520 and $285,291, respectively.  Certain related parties have lent $73,787 to the company during the period from inception through September 30, 2009 and additional funds will be needed to continue on its limited operations.  During the quarter ended September 30, 2009, a related party loaned $4,000 to the Company.  We plan to employ a marketing specialist on a per project basis and a part-time bookkeeper upon the obtaining additional capital into the Company. During the current quarter, the Company did not accrue or pay to the President of the Company any consulting fees for software development.  We do not anticipate the performance of any research and development during the next 12 months.

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

Liquidity

As of September 30, 2009, we had total cash assets of $2,260, which was derived from limited sales, the proceeds of our stock offering and loans made to the company. We had total current liabilities of $228,419 and working capital and stockholders' deficit of $226,159 as of September 30, 2009.  Deficits accumulated during the development stage totaled $347,061.  Our financial statements are presented on the basis that Han Logistics is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. However, our independent accountants have noted that the Company has accumulated losses from operations and has the need to raise additional financing in order to satisfy its vendors and other creditors and execute its business plan.  These factors raise substantial doubt about our ability to continue as a going concern. Our future success will be dependent upon our ability to provide effective and competitive logistical analysis, problem-solving and other logistics services that meet customers' changing requirements. Should Han Logistics' efforts to raise additional capital through equity and/or debt financing fail, Amee Han Lombardi, our President/Secretary/Treasurer, is expected to provide the necessary working capital so as to permit Han Logistics to continue as a going concern.  The Company did not pay or accrue any consulting fees during the current quarter to the President of the Company for software development costs.

At September 30, 2009 the Company had very limited material operations and was still seeking capital through another stock offering or the obtaining of additional debt in order to resume operations. At September 30, 2009 and through the date of this filing, the Company has yet to obtain any other commitments for additional funding.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2009, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

HAN LOGISTICS, INC.

Date:	November 16, 2009	By:	/s/Amee Han Lombardi
Amee Han Lombardi, President, Secretary/Treasurer and Director

Date:	November 16, 2009	By:	/s/Mike Vardakis
Mike Vardakis, Director