Form 10-K
period 2009-12-31
HAN LOGISTICS INC
filed 2010-04-15
CIK 1132509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2009

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

Yes [X ] No [  ]

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

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Not applicable.

As of March 25, 2010, the Issuer had 2,073,700 shares of common stock outstanding.

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

We will charge each customer a fee for our services based upon, among other factors, the time necessitated in the performance of, and the difficulty of, the services. Investors in our common stock will have no opportunity to evaluate, or have a voice in the determination of, the selection of customers or fees charged for our proposed services. We intend, depending upon the success of our operations, to employ limited additional personnel with experience in the logistics business. Our continuation in business and the employment of significant additional staff, will be dependent upon our achievement of significant profits from operations, and we can provide no assurances in this regard. Eventually, assuming our initial success, management plans to expand the scope of Han Logistics' services.

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

Dependence on One or a Few Major Customers

As of the filing date of this Report, we are dependent upon one customer, Environmental Research & Analysis, for all of our revenue.  Until we are able to develop additional sources of revenue, we will be dependent on this customer for all of our revenue.

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

Sarbanes/Oxley Act

We are also subject to the Sarbanes-Oxley Act of 2002.  The Sarbanes/Oxley Act created a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence.  It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, compensation and oversight of the work of public companies’ auditors; management assessment of our internal controls; auditor attestation to management’s conclusions about internal controls (anticipated to commence with the December 31, 2010, year end); prohibits certain insider trading during pension fund blackout periods; requires companies and auditors to evaluate internal controls and procedures; and establishes a federal crime of securities fraud, among other provisions. Compliance with the requirements of the Sarbanes/Oxley Act will substantially increase our legal and accounting costs.

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

Number of Total Employees and Number of Full Time Employees

Han Logistics has had no full-time employees since its organization. Amee Han Lombardi, our executive officer and director, and Kathleen M. Kennedy, a former executive officer and director, have served as the only part-time employees of Han Logistics since our inception. Except for directors fees in the amount of $250 paid quarterly to each officer and director through September 30, 2001, and the payment of $24,000 in consulting fees to Ms. Han, in 2007, no cash compensation has been awarded to, earned by or paid to either individual for all services rendered in all capacities to Han Logistics since our organization on July 1, 1999. However, on July 1, 1999, we issued Ms. Han Lombardi, our President, Secretary and Treasurer, 2,000,000 shares of common stock in consideration for the sum of $27,000 in cash ($.0135 per share).  We anticipate that, at such time, if ever, as our financial position permits, assuming that we are successful in raising additional funds through equity and/or debt financing and/or generating a sufficient level of revenue from operations, Ms. Han Lombardi and any other executive officers and/or directors of Han Logistics will receive reasonable salaries and other appropriate compensation, such as bonuses, coverage under medical and/or life insurance benefits plans and participation in stock option and/or other profit sharing or pension plans, for services as our executive officers and may receive additional fees for their attendance at meetings of the Board of Directors. Further, we may pay consulting fees to persons who perform services for us, although we have no present plans to do so.

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

ITEM 1A.  RISK FACTORS

Not required for Smaller Reporting Companies.

ITEM 2:  PROPERTIES

Han Logistics maintains its offices pursuant to a verbal arrangement rent-free at the residence of Ms. Amee Han Lombardi, President/Secretary/Treasurer and a director of Han Logistics, located at 3889 Vistacrest Dr., Reno, Nevada, 89509. Han Logistics' present office arrangement, which is expected to be adequate to meet our needs for the foreseeable future, has been valued by management at a nominal value and, accordingly, does not impact the accompanying Financial Statements of Han Logistics. Han Logistics' telephone and facsimile number is (775) 848-2124.

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

ITEM 4:  RESERVED

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

Period	High	Low
January 1, 2008 through March 31, 2008	$.75	$0.25

April 1, 2008 through June 30, 2008	$0.25	$0.25

July 1, 2008 through September 30, 2008	$0.25	$0.25

October 1, 2008 through December 31, 2008	$0.25	$0.25

January 1, 2009 through March 31, 2009	$0.25	$0.05

April 1, 2009 through June 30, 2009	$0.05	$0.05

July 1, 2009 through September 30, 2009	$0.05	$0.05

October 1, 2009 through December 31, 2009	$0.05	$0.05

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

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended December 31, 2009, from the sale of registered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs
Month #1 October 1, 2009	None	None	None	None
Month #2 November 1, 2009	None	None	None	None
Month #3 December 1, 2009	None	None	None	None
Total	None	None	None	None

ITEM 6:  SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

When used in this Annual Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act and Section 21e of the Exchange Act regarding events, conditions, and financial trends that may affect Han Logistics’ future plans of operations, business strategy, operating results, and financial position. Persons reviewing this Annual Report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.  Such factors are discussed further below under “Trends and Uncertainties,” and also include general economic factors and conditions that may directly or indirectly impact our financial condition or results of operations.

Plan of Operation

We propose to develop, market and deliver logistical analysis, problem-solving and other logistics services to business customers. Han Logistics is in the development stage. Through the date hereof, we have not yet generated material service revenue and we have realized a net loss from operations. We generated $376 in revenue during the calendar years ended December 31, 2009, compared to $950 in revenues during the year ended December 31, 2008. Operating expenses for the year ended December 31, 2009 and 2008, and the period from inception through December 31, 2009, totaled $42,078, $35,000 and $299,758, respectively.  Our net loss during the calendar year ended December 31, 2009 and 2008, was $50,904 and $41,403. For the period from inception through December 31, 2009, we had total revenues of $12,007 and a net loss of $362,191.

There can be no assurance that we will achieve commercial acceptance for any of our proposed logistics services in the future; that future service revenue will materialize or be significant; that any sales will be profitable; or that we will have sufficient funds available for further development of our proposed services. The likelihood of our success will also depend upon our ability to raise additional capital from equity and/or debt financing; to absorb the expenses and delays frequently encountered in the operation of a new business; and to succeed in the competitive environment in which we will operate. Although management intends to explore all available alternatives for equity and/or debt financing, including, but not limited to, private and public securities offerings, there can be no assurance that we will be able to generate additional capital. Our continuation as a going concern is dependent on our ability to generate sufficient cash flow to meet our obligations on a timely basis and, ultimately, to achieve profitability.

Presently, our goal is to continue development of overseas logistics services, In order to further this objective we are pursuing a custom broker's license and will offer this service in addition to the services presently offered. This will allow us to assist importers and exporters in meeting Federal requirements governing imports and exports in addition to facilitating our own operations. Our logistics services will focus primarily on Southeast Asian markets.

Liquidity and Capital Resources

As of December 31, 2009, we had total cash assets of $204. We had total current liabilities of $241,493 and working capital deficit of $241,289 and stockholders' deficit of $(241,289). Deficits accumulated during the development stage totaled $362,191.

Results of Operations

During the calendar year ended December 31, 2009, we received total revenues of $376, all of which came from a related party.  During the calendar year ended December 31, 2008, we reeived total revenues of $950, of which $350 was from a related party.  General and administrative expenses were $41,882 in the 2009 fiscal year, as compared to $34,413 in the 2008 period.  Depreciation expense totaled $196 and $587, respectively, in the calendar years ended December 31, 2009, and 2008.  Net operating loss was $41,702, and $34,050, respectively, during these periods.

During the 2009 calendar year, other expenses totaled $9,202, of which $8,329 was interest expense to a related party. In the December 31, 2008, calendar year,  these figures were $7,353 and $6,655, respectively.  Net loss in calendar 2009 was $50,904, or $0.02 per share, as compared to net loss of $41,403, or $0.02 per share, in calendar 2008.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements for the year ended December 31, 2009.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Han Logistics, Inc.

[A Development Stage Company]

Financial Statements and Report of Independent Registered

as of December 31, 2009 and 2008

and for the years ended December 31, 2009 and 2008

and for the Period from Inception(July 1, 1999) through

December 31, 2009

Han Logistics, Inc.

[A Development Stage Company]

TABLE OF CONTENTS

                                                                                                                                      Page

Report of Independent Registered Public Accounting Firm                                 15

Balance Sheets-December 31, 2009 and 2008                                                           16

Statements of Operations for the years ended December 31, 2009 and 2008, and for the period from Inception [July 1, 1999] through

December 31, 2009                                                                                                        17

Statements of Stockholders' Deficit for the period from Inception

[July 1, 1999] through December 31, 2009                                                                 18

Statements of Cash Flows for the years ended December 31, 2009 and 2008,

and for the period from Inception [July 1, 1999] through December 31, 2009     19

Notes to Financial Statements                                                                             20 - 28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Han Logistics, Inc. [a development stage company]

Reno, NV

We have audited the accompanying balance sheets of Han Logistics, Inc. [a development stage company] as of December 31, 2009 and 2008, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2009 and 2008, and for the period from inception [July 1, 1999] through December 31, 2009. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Han Logistics, Inc. [a development stage company] as of December 31, 2009 and 2008, and the results of its operations and cash flows for the years ended December 31, 2009 and 2008, and for the period from inception [July 1, 1999] through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

/s/Mantyla McReynolds, LLC

Mantyla McReynolds, LLC

Salt Lake City, Utah

April 15, 2010

HAN LOGISTICS, INC.

[A DEVELOPMENT STAGE COMPANY]

BALANCE SHEETS

December 31, 2009 and 2008

ASSETS

	December 31,	December 31,
	2009	2008
CURRENT ASSETS:
Cash	$ 204	$ 15

Total Current Assets	204	15

PROPERTY, PLANT AND EQUIPMENT, net	-	196

TOTAL ASSETS	$ 204	$ 211

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$ 115,840	$ 83,063
Accounts payable-Related party	8,000	8,000
Accrued interest	1,572	698
Accrued interest - Related Parties	31,577	23,248
Notes payable	9,700	9,700
Notes payable - Related parties	74,804	65,887

Total Current Liabilities	241,493	190,596

STOCKHOLDERS' DEFICIT:
Capital stock, $0.001 par value; 50,000,000 shares authorized;
2,073,700 shares issued and outstanding
at December 31, 2009 and 2008, respectively	2,074	2,074
Additional paid-in capital	118,828	118,828
Deficit accumulated during the development stage	(362,191)	(311,287)

Total Stockholders' Deficit	(241,289)	(190,385)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 204	$ 211

The accompanying notes are an integral part of these financial statements.

HAN LOGISTICS, INC.

[A DEVELOPMENT STAGE COMPANY]

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008 AND FOR THE PERIOD

FROM INCEPTION (JULY 1, 1999) TO DECEMBER 31, 2009

			Inception
	Year Ended	Year Ended	(July 1, 1999) to
	December 31,	December 31,	December 31,
	2009	2008	2009

Revenues	$ -	$ 600	$ 10,081
Revenues - Related Party	376	350	1,926

Gross margin	376	950	12,007

EXPENSES:
Depreciation	196	587	1,761
General and administrative expenses	41,882	34,413	297,997

TOTAL OPERATING EXPENSES	42,078	35,000	299,758

NET OPERATING LOSS	(41,702)	(34,050)	(287,751)

OTHER INCOME (EXPENSE)
Interest income	-	-	35
Interest expense	(873)	(698)	(1,571)
Interest expense - Related Party	(8,329)	(6,655)	(72,904)

TOTAL OTHER INCOME/(EXPENSE)	(9,202)	(7,353)	(74,440)

NET LOSS	$ (50,904)	$ (41,403)	$ (362,191)

EARNINGS (LOSS) PER SHARE	$ (0.02)	$ (0.02)	$ (0.18)

WEIGHTED AVERAGE SHARES OUTSTANDING	2,073,700	2,073,700	2,027,957

The accompanying notes are an integral part of these financial statements.

HAN LOGISTICS, INC.

[A DEVELOPMENT STAGE COMPANY]

STATEMENTS OF STOCKHOLDERS' EQUITY/(DEFICIT)

FOR THE PERIOD FROM INCEPTION (JULY 1, 1999) TO DECEMBER 31, 2008

			Additional		Net
	Capital Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	(Deficit)	Deficit
Balance, July 1, 1999	0	$ -	$ -	$ -	$ -
Issued stock for cash at inception	2,000,000	2,000	25,000		27,000
Net loss for the Period Ended December 31, 1999				(2,426)	(2,426)
Balance, December 31, 1999	2,000,000	2,000	25,000	(2,426)	24,574
Net loss for the Year Ended December 31, 2000				(29,845)	(29,845)
Balance, December 31, 2000	2,000,000	2,000	25,000	(32,271)	(5,271)
Net loss for the Year Ended December 31, 2001				(6,107)	(6,107)
Balance, December 31, 2001	2,000,000	2,000	25,000	(38,378)	(11,378)
Net loss for the Year Ended December 31, 2002				(2,528)	(2,528)
Balance, December 31, 2002	2,000,000	2,000	25,000	(40,906)	(13,906)
Net loss for the Year Ended December 31, 2003				(3,001)	(3,001)
Balance, December 31, 2003	2,000,000	2,000	25,000	(43,907)	(16,907)
Net loss for the Year Ended December 31, 2004				(6,438)	(6,438)
BALANCE, December 31, 2004	2,000,000	2,000	25,000	(50,345)	(23,345)
Common stock issued for cash	53,500	54	53,446	-	53,500
Stock Issuance Costs	-	-	(20,398)	-	(20,398)
Cost of beneficial conversion feature	-	-	23,500	-	23,500
Net loss for the year ended December 31, 2005	-	-	-	(53,459)	(53,459)
BALANCE, December 31, 2005	2,053,500	2,054	81,548	(103,804)	(20,202)
Common stock issued for cash	20,200	20	20,180	-	20,200
Net loss for the year ended December 31, 2006	-	-	-	(85,306)	(85,306)
BALANCE, December 31, 2006	2,073,700	2,074	101,728	(189,110)	(85,308)
Cost of beneficial conversion feature	-	-	17,100	-	17,100
Net loss for the year ended December 31, 2007	-	-	-	(80,774)	(80,774)
BALANCE, December 31, 2007	2,073,700	2,074	118,828	(269,884)	(148,982)
Net loss for the year ended December 31, 2008	-	-	-	(41,403)	(41,403)
BALANCE, December 31, 2008	2,073,700	2,074	118,828	(311,287)	(190,385)
Net loss for the year ended December 31, 2009	-	-	-	(50,904)	(50,904)
BALANCE, December 31, 2009	2,073,700	$ 2,074	$ 118,828	$ (362,191)	$ (241,289)

The accompanying notes are an integral part of these financial statements.

HAN LOGISTICS, INC.

[A DEVELOPMENT STAGE COMPANY]

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008 AND FOR THE

PERIOD FROM INCEPTION (JULY 1, 1999) TO DECEMBER 31, 2009

	Year Ended	Year Ended	(July 1, 1999) to
	December 31,	December 31,	December 31,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) from operations	$ (50,904)	$ (41,403)	$ (362,191)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation	196	587	1,761
Amortization of interest on beneficial conversion	-	-	40,600
Changes in assets and liabilities:
Increase in accounts payable	32,777	12,520	123,840
Increase (decrease) in accrued expenses	9,202	7,352	33,148

Net cash provided by operating activities	(8,729)	(20,944)	(162,842)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	-	-	(1,761)

Net cash used in investing activities	-	-	(1,761)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in notes payable	-	9,700	9,700
Increase (decrease) in notes payable - Related party	8,918	8,700	74,805
Net proceeds from issuance of common stock	-	-	80,302

Net cash provided by financing activities	8,918	18,400	164,807

Net Increase (decrease) in cash	189	(2,544)	204

CASH AT BEGINNING PERIOD	15	2,559	-

CASH AT END OF PERIOD	$ 204	$ 15	$ 204

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for income taxes	$ -	$ -	$ -

Cash paid for interest expense	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

HAN LOGISTICS, INC.

[A DEVELOPMENT STAGE COMPANY]

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE 1 – Organization, History and Business Activity

Han Logistics, Inc. (Company) was founded July 1, 1999 and was organized to engage in the business of development, marketing and delivery of logistical analysis, problem solving and other logistics services and general business services.  The Company was incorporated under the laws of the State of Nevada.

The Company is considered to be in the development stage as defined in Accounting Standards Codification (“ASC”) Topic 915.  It has yet to commence full-scale operations and it continues to develop its planned principal operations.

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

Accounts Receivable

Trade receivables are recognized and carried at the original invoice amount less allowance for any un-collectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. There were no bad debts for the period ended December 31, 2009.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

HAN LOGISTICS, INC.

[A DEVELOPMENT STAGE COMPANY]

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted FASB ASC 820, Fair Value Measurements and Disclosures, Pre Codification SFAS No. 157, “Fair Value Measurements”, which provides a framework for measuring fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The standard also expands disclosures about instruments measured at fair value and establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1 — Quoted prices for identical assets and liabilities in active markets;

Level 2 — Quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

Level 3 — Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The Company designates cash equivalents (consisting of money market funds) and investments in securities of publicly traded companies as Level 1.

The fair value of the Company’s debt as of December 31, 2009 and 2008, approximated fair value at those times.

Fair value of financial instruments: The carrying amounts of financial instruments, including cash and cash equivalents, short-term investments, accounts payable, accrued expenses and notes payables approximated fair value as of December 31, 2009 and 2008. At December 31, 2009 and 2008, the fair value of the Company’s debt approximates carrying value.

HAN LOGISTICS, INC.

[A DEVELOPMENT STAGE COMPANY]

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

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

Income Taxes

The Company accounts for income taxes under an asset and liability approach. This process involves calculating the temporary and permanent differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The temporary differences result in deferred tax assets and liabilities, which would be recorded on the Company’s balance sheets in accordance with ASC 740, which established financial accounting and reporting standards for the effect of income taxes. The Company must assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent the Company believes that recovery is not likely, the Company must establish a valuation allowance. Changes in the Company’s valuation allowance in a period are recorded through the income tax provision on the statements of operations.

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

For the period ended December 31, 2009, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.  Total potentially dilutive securities as of December 31, 2009 approximate 546,870 shares (see Note 6).

HAN LOGISTICS, INC.

[A DEVELOPMENT STAGE COMPANY]

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

Recent Accounting Pronouncements

In February 2008, the FASB issued an accounting standard update that delayed the effective date of fair value measurements accounting for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of 2009. The Company adopted this accounting standard update effective January 1, 2009. The adoption of this update to non-financial assets and liabilities, as codified in ASC 820-10, did not have any impact on the Company’s financial statements.  The Company’s non-financial assets, such as property, plant and equipment, are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized. No impairment indicators were present during the year ended December 31, 2009.

Effective July 1, 2009, the Company adopted SFAS 165 “Subsequent Events,” as codified in ASC 855-10. The update modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events. In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities).

Effective July 1, 2009, the Company adopted the “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles (“ASC 105”). This standard establishes only two levels of U.S. GAAP, authoritative and no authoritative. The FASB Accounting Standards Codification (the “Codification”) became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became no authoritative. The Company began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of 2009. As the Codification was not intended to change or alter existing GAAP, it did not have a material impact on the Company’s financial statements.

In October 2009, the FASB issued Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). The revised guidance primarily provides two significant changes: 1) establishes a selling price hierarchy for determining the selling price of a deliverable, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently assessing the future impact of this new accounting update to its financial statements.

HAN LOGISTICS, INC.

[A DEVELOPMENT STAGE COMPANY]

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

Recent Accounting Pronouncements

In October 2009, the FASB issued Update No. 2009-14, “Certain Revenue Arrangements that Include Software Elements—a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-14”).  ASU 2009-14 amends the scope of  software revenue guidance in ASC 985-605 by removing tangible products that contain software components and non-software components that function to deliver the tangible product’s functionality. ASU 2009-14  will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption.. The Company believes this will not have any future impact to its financial statements.

In December 2009, the FASB issued ASU No. 2009-16, Transfers and Servicing (Topic 860)—Accounting for Transfers of Financial Assets (“ASU 2009-16”). ASU 2009-16 codifies SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (“SFAS 166”), issued in June 2009. The guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The guidance is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. Earlier adoption is prohibited. The Company will adopt the guidance in the first quarter of fiscal 2010. The Company does not anticipate this adoption will have a material impact on its financial statements.

In February 2010, the FASB issued ASU No. 2010-08, Technical Corrections to Various Topics (“ASU 2010-08”). ASU 2010-08 makes various non-substantive amendments to the FASB Codification that does not fundamentally change existing GAAP; however, certain amendments could alter the application of GAAP relating to embedded derivatives and the income tax aspects of reorganization. The amended guidance is effective beginning in the first interim or annual period beginning after the release of the ASU, except for certain amendments. The Company will adopt the guidance in the second quarter of 2010. The Company does not anticipate this adoption will have a material impact on its financial statements.

Subsequent Events: On February 24, 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855)—Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”). ASU 2010-09 removes the requirement that SEC filers disclose the date through which subsequent events have been evaluated. This amendment alleviates potential conflicts between Subtopic 855-10 and the SEC’s requirements. The guidance became effective with the issuance of ASU 2010-09 and the Company adopted this guidance upon its issuance.

Other recent accounting pronouncements issued by the FASB, the American Institute of Certified Public Accountants ("AICPA"), and the SEC did not or are not believed by management to have a material impact on the Company's present financial statements.

Reclassifications

Certain amounts have been reclassified and represented to conform to the current financial statement presentation.

HAN LOGISTICS, INC.

[A DEVELOPMENT STAGE COMPANY]

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE   3 – Financial Condition and Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company incurred a net loss of $50,904 (from operations) for the period ended December 31, 2009.  It also sustained operating losses in prior years as well.  These factors raise substantial doubt as to its ability to obtain debt and/or equity financing and achieve profitable operations.

Management intends to raise additional operating funds through equity and/or debt offerings.  However, there can be no assurance management will be successful in its endeavors.  Ultimately, the Company will need to achieve profitable operations in order to continue as a going concern.

There are no assurances that Han Logistics, Inc. will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support its working capital requirements.  To the extent that funds generated from operations are insufficient, the Company will have to raise additional working capital through private placements, public offerings and/or bank financing.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Han Logistics, Inc..  If adequate working capital is not available Han Logistics, Inc. may be required to curtail its operations.

NOTE 4 – Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The components of deferred income tax assets (liabilities) at December 31, 2009, were as follows:

	Balance	Rate	Tax
Federal loss carryforward (expires through 2029)	$321,591	34%	$ 109,341
Valuation allowance			(109,341)
Deferred tax asset			$ -

A reconciliation between expected and actual tax liability is presented below.

Expected Provision (Benefit)
$ (17,307)
Effect of: Increase in valuation allowance	17,307
Total Actual Provision	$ -

HAN LOGISTICS, INC.

[A DEVELOPMENT STAGE COMPANY]

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE 4 – Income Taxes-Continued

At December 31, 2009, Han Logistics, Inc. has an a net operating loss carry forward for Federal income tax purposes totaling approximately $321,591 which, if not utilized, will expire in the year 2029.  During 2009, the valuation allowance increased by $17,307 from $92,034 as of December 31, 2009.

The Company has evaluated its uncertain tax positions and determined that any required adjustments would not have a material impact on the Company’s balance sheet, income statement, or statement of cash flows.  We classify interest and penalties arising from the underpayment of income taxes in the statement of income under general and administrative expenses. As of December 31, 2009, we had no accrued interest or penalties related to uncertain tax positions. The tax years 2009 and 2008 federal return remains open to examination.

The following table summarize the Company’s net operating loss carry forwards:

Amount	Expires
2,426	2019
29,845	2020
6,107	2021
2,528	2022
3,001	2023
6,438	2024
29,959	2025
85,306	2026
63,674	2027
41,403	2028
50,904	2029

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

DECEMBER 31, 2009 AND 2008

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

Shareholders and other related parties loaned $8,917 during 2009 to the Company.  These loans are demand notes and carry  interest rates of 9-18% per annum.

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

The Company incurred $8,329 and $6,655 in interest expense to related parties as of December 31, 2009 and 2008, respectively.  As of December 31, 2009, the Company has an accrued interest liability of $31,577 on related party loans.

During the period from inception to date, the Company recorded revenues of $1,926, which were earned from services provided to a related party.  The party and the Company have related officers.  No amounts are due to or from this party as of December 31, 2009.

The Company currently utilizes office space on a rent-free basis from a shareholder, and shall do so until substantial revenue-producing operations commence. Management deemed the rent-free space to be of nominal value.

NOTE 7 – Note Payable

During 2008, an individual loaned $9,700 to the Company.  The note is a demand note and carries an interest rate of 9%.  The Company incurred $873 and $698 in interest expense for 2009 and 2008, respectively.  As of December 31, 2009, the Company has an accrued interest liability of $1,572 on the note.  The note is unsecured and due on demand.

HAN LOGISTICS, INC.

[A DEVELOPMENT STAGE COMPANY]

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE 8 - Concentrations

For the year ended December 31, 2009, one customer represented approximately 100% or $376 of total revenues and 100% of accounts receivable.  Prior to the Company earning revenues from this customer, the Company's President was married to an officer of the customer.  If these customers decrease or terminate their business with the Company, the impact may have adverse effects on the Company's operations and financial condition.

For the year ended December 31, 2008, one customer represented approximately 64% or $600 of total revenues. Prior to the Company earning revenues from this customer, the Company's President was married to an officer of the customer. Additionally, a related party customer represented 36% or $350 of total revenues. If these customers decrease or terminate their business with the Company, the impact may have adverse effects on the Company's operations and financial condition.

NOTE 9 – Property and Equipment

Long-lived assets are stated at cost.  Maintenance and repairs are expensed as incurred.  Depreciation is determined using the straight-line method over the estimated useful lives of the assets, which is between three to five years.

Where an impairment of a property’s value is determined to be other than temporary, an allowance for the estimated potential loss is established to record the property at its net realizable value.

At December 31, 2009, property and equipment consisted of the following:

	Useful Lives	December 31, 2009
Computer equipment	3	1,761
Less:accumulated depreciation		(1,761)
		$ -

Depreciation expense was $196 for the year ended December 31, 2009.

NOTE 10 – Subsequent Events

The Company has concluded that no recognized or non-recognized subsequent events have occurred since the year ended December 31, 2009 through the date of this filing.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None; not applicable.

ITEM 9A(T):  CONTROLS AND PROCEDURES

The Company’s management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based on that evaluation and our conclusions with respect to the effectiveness of the Company’s internal control over financial reporting as discussed below, our President and Treasurer concluded that our disclosure controls and procedures as of the end of the period covered by the Annual Report were not effective such that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and Treasurer, as appropriate to allow timely decisions regarding disclosure

The Company’s steps to remediate these material weaknesses are discussed under the heading “Management’s Annual Report on Internal Control Over Financial Reporting” below.  We believe that these steps will also remediate the material weaknesses in our internal control over financial reporting.

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

The Company’s management, with the participation of the President and Treasurer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, our management, with the participation of the President and Vice President, concluded that, as of December 31, 2009, our internal control over financial reporting was not effective due to certain material weaknesses identified during our evaluation.

These material weaknesses relate to:

•

The lack of sufficient knowledge and expertise among management and our Board of Directors regarding the application of GAAP and SEC requirements; and

•

Segregation of duties, in that we had only one person performing all accounting-related duties.

We believe that both of these material weaknesses existed at December 31, 2009.  In order to remediate these weaknesses, the Company will engage an outside professional with sufficient expertise in the application of US GAAP and SEC requirements to review and revise the Company’s financial statements before they are sent to the Company’s independent accountants.  We intend to engage such a professional to assist with the review of our financial statements for the quarterly period ended March 31, 2010, before they are reviewed by our independent accountants, and to continue this procedure for all of the Company’s periodic reports on a going-forward basis.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the fourth quarter of our 2009 fiscal year.

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

Background and Business Experience

Amee Han Lombardi, age 40, has served as the President, the Treasurer and a director of Han Logistics since its inception on July 1, 1999. She is currently our President/Secretary/Treasurer and a director. From July 2000 to May 2004, she was employed by Sierra Design Group, a gaming engineering firm based in Reno, Nevada, as a project coordinator, acting warehouse manager, acting shipping manager, acting materials manager, and project manager. Ms. Han Lombardi graduated from the University of Nevada, Reno, Nevada, majoring in logistics management, in December 2004. She completed a logistics internship with Mars, Inc. - Kal Kan, Reno, Nevada, during which she researched and analyzed the optimal utilization of logistics technicians; wrote ISO-9000 compliant procedures manuals for several positions; developed applied software capable of consolidating technician duties and reduced man hours; and made software revisions, situationally adapted software, revised key personnel duties and made various other recommendations. She was employed, from June 1997 through June 1999, by United Blood Services, Reno, Nevada, as a Senior Donor Care Specialist, with responsibility for the determination of donor eligibility based upon Federal guidelines; the administration of post-donation care; and the leadership of a special projects team engaged in maximizing efficiency and scope in the utilization of resources. From October 1992 through March 1997, Ms. Han Lombardi was employed in the position of Senior Customer Service Agent by the Eldorado Hotel and Casino, Reno, Nevada. In this position, she was responsible for customer service and development and the training of all departmental new hires. She was employed, from April 1991 through May 1992, by Sheraton Worldwide Reservations, Austin, Texas, as a Reservations Agent with responsibility for a database of over 500 properties. Ms. Han Lombardi attended the University of Texas, Austin, Texas, from September 1987 through May 1992.

Michael Vardakis, age 45, has served as director of our Company since January, 2005. Mr. Vardakis has also served as President and Treasurer of Syntony Group, Inc. since March 20, 2003. Mr. Vardakis has served as the Secretary and a director since August 9, 2001, and Treasurer since August 28, 2001, of Asyst Corporation, a publicly-held company and a "reporting issuer" under the Exchange Act, until his resignation from all of these positions in February, 2004. Mr. Vardakis is also presently serving as the President and a director of Gulf & Orient Steamship Company, Ltd., a non-reporting publicly-held company, since March 6, 2003. Since 1991, he has been employed as a salesman, and served as the Secretary, for AAA Jewelry & Loan, Inc. ("AAA Jewelry & Loan"), of Salt Lake City, Utah, a closely-held pawn brokerage business managed and co-owned by Terry S. Pantelakis, Mr. Vardakis' father-in- law. Since 1994, Mr. Vardakis has served as an executive officer, a director and a controlling shareholder of Michael Angelo Jewelers, Inc. ("Michael Angelo Jewelers"), Salt Lake City, Utah, a closely-held retail jewelry business that he founded together with Angelo Vardakis, his brother. He has been a manager and a 50% owner of M.N.V. Holdings, LLC, Salt Lake City, Utah, a real estate holding company; from July, 1997 until April, 2002, Mr. Vardakis served as President and a director of Pawnbrokers Exchange, Inc., a "reporting issuer" under the Exchange Act, until 2001; and since November, 1997, Mr. Vardakis has been a manager and a member of M.H.A., LLC, Salt Lake City, Utah, a closely-held investment company co-owned together with his brother, Angelo Vardakis, among others. Since June 1996, Mr. Vardakis has served as a director and a controlling shareholder of TMV Holdings, Inc. ("TMV Holdings"), Sparks, Nevada, privately-held investment company that he co-owns with Vincent Lombardi. He has also been a manager and a member of two Salt Lake City, Utah, real estate holding companies, V Financial, LLC, and BNO, LLC, since December 1999 and January 1997, respectively. He attended the University of Utah, Salt Lake City, Utah, from 1983 through 1984.

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

Involvement in Certain Legal Proceedings

During the past ten years, no present or former director, executive officer or person nominated to become a director or an executive officer of ours:

(1) A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2) Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

(i) Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading

Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii) Engaging in any type of business practice; or

(iii) Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4) Such person was the subject of any order, judgment or decree, not subsequently reversed,

suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5) Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6) Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7) Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i) Any Federal or State securities or commodities law or regulation; or

(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8) Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Promoters and control person.

See the heading “Transactions with Related Persons” below.

Compliance With Section 16(a) of the Exchange Act

Our shares of common stock are registered under the Exchange Act, and therefore our officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely upon our review during the fiscal year ended December 31, 2009, there were no reports required to be filed.

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

ITEM 11:  EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
Amee Han Lombardi President, Secretary, Treasurer, Director	12/31/09 12/31/08 12/31/07	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 24,000(1)	0 0 24,000
Michael Vardakis Director	12/31/09 12/31/08 12/31/07	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

(1)  During 2007, we paid Ms. Han Lombardi $24,000 in consulting fees.

Outstanding Equity Awards

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

__________________________________________________________________

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

Shareholders and other related parties loaned $8,917 during 2009 to the Company.  These loans are demand notes and carry interest rates of 9-18% per annum.

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

The Company incurred $8,329 and $6,655 in interest expense to related parties as of December 31, 2009 and 2008, respectively.  As of December 31, 2009, the Company has an accrued interest liability of $31,577 on related party loans.

During the period from inception to date, the Company recorded revenues of $1,800, which were earned from services provided to a related party.  The party and the Company have related officers.  No amounts are due to or from this party as of December 31, 2009.

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

Director Independence

The Company does not have any independent directors serving on its board of directors.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to the Company by its principal accountants during the fiscal years ended December 31, 2009 and 2008:

Fee Category	2009	2008
Audit Fees	$9,917	$13,710
Audit-related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$9,917	$13,710

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

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)    Financial Statements.  See the audited financial statements for the year ended December 31, 2009 contained in Item 8 above which are incorporated herein by this reference.

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

HAN LOGISTICS, INC.

Date:	April 15, 2010	By:	/s/Amee Lombardi
Amee Lombardi
President, Secretary, Treasurer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

HAN LOGISTICS, INC.

Date:	April 15, 2010	By:	/s/Amee Lombardi
Amee Lombardi
President, Secretary, Treasurer and Director

Date:	April 15, 2010	By:	/s/Michael Vardakis
Michael Vardakis
Director