Form 10-Q
period 2010-03-31
HAN LOGISTICS INC
filed 2010-05-17
CIK 1132509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “non-accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [  ]      Accelerated filer [  ]       Non-accelerated filer [  ]      Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ X] No [  ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  May 11, 2010 - 2,073,700 shares of common stock.

PART I

Item 1.  Financial Statements

The financial statements of Han Logistics, Inc., a Nevada corporation (the “Registrant,” the “Company,” “Han,” “we,” “our” or “us”) required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the financial statements fairly present the financial condition of the Registrant.

HAN LOGISTICS, INC.

[A Development Stage Company]

CONTENTS

PAGE

—

Condensed Balance Sheets,

March 31, 2010 (Unaudited) and December 31, 2009

4

—

Unaudited Condensed Statements of Operations,

for the three months ended March 31, 2010

and 2009 and from inception on July 1,

1999 through March 31, 2010

5

—

Unaudited Condensed Statements of Cash Flows,

for the three months ended March 31, 2010

and 2009 and from inception on July 1,

1999 through March 31, 2010

6

—

Notes to Unaudited Condensed Financial Statements

7 - 9

HAN LOGISTICS, INC.

[A Development Stage Company]

CONDENSED BALANCE SHEETS

ASSETS	March 31, 2010 Unaudited	December 31, 2009 Audited
CURRENT ASSETS:
Cash	$ 161	$ 204
Total Current Assets	161	204

TOTAL ASSETS	$ 161	$ 204

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$ 118,776	$ 115,840
Accounts payable-Related parties	8,000	8,000
Accrued liabilities	1,787	1,572
Accrued liabilities-Related parties	33,764	31,577
Notes payable	9,700	9,700
Notes payable-Related parties	79,804	74,804
Total Current Liabilities	251,831	241,493

TOTAL LIABILITIES	251,831	241,493

Commitments and Contingencies

STOCKHOLDERS' (DEFICIT):
Common stock, $.001 par value; 50,000,000 shares authorized;
2,073,700 shares issued and outstanding at
March 31, 2010 and December 31, 2009	2,074	2,074
Additional paid-in capital	118,828	118,828
Accumulated deficit during the development stage	(372,572)	(362,191)
Total Stockholders' (Deficit)	(251,670)	(241,289)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$ 161	$ 204

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAN LOGISTICS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2010 and 2009 and From the Date of Inception

(July 1, 1999) to March 31, 2010

			Date of
			Inception
			(July 1, 1999)
	Three Months Ended		to
	March 31,		March 31,
	2010	2009	2010
Revenues	$ -	$ -	$ 10,081
Revenues-Related party	-	-	1,926

Gross revenues	-	-	12,007

Operating Expenses:
Depreciation and amortization	-	147	1,761
General and administrative expenses	7,979	13,298	305,976

Total operating expenses	7,979	13,445	307,737

Loss from Operations	(7,979)	(13,445)	(295,730)

Other Income/(Expense)
Interest income	-	-	35
Interest (expense)	(215)	(218)	(1,786)
Interest (expense)-Related parties	(2,187)	(2,007)	(75,091)
Total Other Income (Expense)	(2,402)	(2,225)	(76,842)

(Loss) from Continuing Operations	(10,381)	(15,670)	(372,572)

(Loss) from Discontinued operations	-	-	-

Loss before Income Taxes	(10,381)	(15,670)	(372,572)

Provision for Income Taxes	-	-	-

Net (Loss)	$ (10,381)	$ (15,670)	$ (372,572)

Net (Loss) Per Share:
Basic and Diluted	$ (0.01)	$ (0.01)	$ (0.18)

Weighted Average Shares Outstanding
Basic and Diluted	2,073,700	2,073,700	2,026,639

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAN LOGISTICS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2010 and 2009 and From the Date of Inception

(July 1, 1999) to March 31, 2010

			Date of
			Inception
			(July 1, 1999)
	Three Months Ended		To
	March 31,		March 31,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$ (10,381)	$ (15,670)	$ (372,572)
Adjustments to reconcile net income/(loss) to net cash used
in operating activities:
Depreciation and amortization	-	147	1,761
Amortization of interest on beneficial conversion	-	-	40,600
Changes in assets and liabilities:
Increase in bank overdraft	-	36	-
Increase in accounts payable and accrued expenses	5,338	13,672	162,326

Net cash provided by operating activities	(5,043)	(1,815)	(167,885)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	-	-	(1,761)

Net cash used in investing activities	-	-	(1,761)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in notes payable	-	-	9,700
Increase in notes payable-Related party	5,000	1,800	79,805
Net Proceeds from issuance of common stock	-	-	80,302

Net cash from financing activities	5,000	1,800	169,807

Net increase in cash	(43)	(15)	161

CASH AT BEGINNING PERIOD	204	15	-

CASH AT END OF PERIOD	$ 161	$ -	$ 161

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAN LOGISTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2010

(Unaudited)

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS – March 31, 2010

NOTE A - PRESENTATION

The balance sheets of the Company as of March 31, 2010 and December 31, 2009, the related statements of operations for the three months ended March 31, 2010 and 2009 and from the date of inception (July 1, 1999) of the development stage period through March 31, 2010, and the statements of cash flows for the three months ended March 31, 2010 and 2009 and from the date of inception (July 1, 1999) of the development stage period through March 31, 2010, (the financial statements) include all adjustments (consisting of normal recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's December 31, 2009, Form 10-K.

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

NOTE D - RELATED PARTY TRANSACTIONS

During the years ended 2007, 2005 and 2004, Shareholders and other related parties loaned $17,100, $23,800 and $13,787, respectively, to the Company, which are convertible to common stock at a rate of $0.10 per share.  The effect of conversion on the loss per share calculation would be anti-dilutive, as the Company incurred losses in each of the periods presented in the financial statements.  Additionally, the Company recorded an interest expense of $17,100, $20,398 and $0 for the beneficial conversion feature of the loans made during 2007, 2005 and 2004, respectively.

Shareholders and other related parties loaned $8,700 and $2,500 during 2008 and 2007, respectively, to the Company.  These loans are demand notes and carry an interest rate of 24% per annum, except for one note of $2,200 that carries an interest rate of 9%.

Shareholders and other related parties loaned $8,917 during 2009.   These loans are demand notes and carry interest rates of 9-18% per annum.

Shareholders and other related parties loaned $5,000 during the quarter ended March 31, 2010.   This loan is a demand note and carries an interest rate of 10% per annum

The Company recorded an interest expense of $2,187 on the related party notes listed above for the quarter ended March 31, 2010.

The Company currently utilizes office space on a rent-free basis from a shareholder, and shall do so until substantial revenue-producing operations commence. Management deemed the rent-free space to be of nominal value.

NOTE E – NOTE PAYABLE

An independent party loaned $ 9,700 to the Company on March 12, 2008.  The note is unsecured, due upon demand and has an interest rate of 9%.

The Company recorded an interest expense of $215 on the note listed above for the quarter ended March 31, 2010.

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

NOTE G – RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued new guidance that both expanded and clarified the disclosure requirements related to fair value measurements.  Entities are required to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 of the fair value valuation hierarchy and describe the reasons for the transfers.  Additionally, entities are required to disclose and roll forward Level 3 activity on a gross basis rather than as one net number.  The new guidance also clarified that entities are required to provide fair value measurement disclosures for each class of assets and liabilities.  In addition, entities are required to provide disclosures about the valuation techniques and inputs used to measure fair value of assets and liabilities that fall within Level 2 or Level 3 of the fair value valuation hierarchy.  The new disclosures were adopted by the Company on January 1, 2010 and do not have an impact on our financial statements.

In June 2009, the FASB issued guidance under SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 166”), which was subsequently codified into ASC Topic 860.  SFAS 166 amends SFAS 140 by including: the elimination of the qualifying special-purpose entity (QSPE) concept; a new participating interest definition that must be met for transfers of portions of financial assets to be eligible for sale accounting; clarifications and changes to the derecognition criteria for a transfer to be accounted for as a sale; and a change to the amount of recognized gain or loss on a transfer of financial assets accounted for as a sale when beneficial interests are received by the transferor.  Additionally, the standard requires extensive new disclosures regarding an entity’s involvement in a transfer of financial assets.  Finally, existing QSPEs (prior to the effective date of SFAS 166) must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance upon the elimination of this concept.  This guidance is effective for the Company beginning on July 1, 2010.  The Company has not yet determined the impact that adoption of this guidance will have on its financial statements.

In June 2009, the FASB issued guidance under SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”, which was subsequently codified into ASC Topic 810. Among other items, this guidance responds to concerns about the application of certain key provisions of FIN 46(R), including those regarding the transparency of the involvement with variable interest entities. This guidance is effective for the Company beginning on July 1, 2010.  The Company has not yet determined the impact that adoption of this guidance will have on its financial statements.

In October, 2009, the FASB issued ASC Update 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASC Update 2009-13”). This guidance provides amendments to the criteria in Subtopic 605-24 for separating consideration in multiple-deliverable revenue arrangements. It establishes a hierarchy of selling prices to determine the selling price of each specific deliverable which includes vendor-specific objective evidence (if available), third-party evidence (if vendor-specific evidence is not available) or estimated selling price if neither of the first two are available.  The guidance also eliminates the residual method for allocating revenue between the elements of an arrangement and requires that arrangement consideration be allocated at the inception of the arrangement. Finally, the guidance expands the disclosure requirements regarding a vendor’s multiple-deliverable revenue arrangements.  ASC Update 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is evaluating the impact of the adoption of this guidance on its financial statements.

In October, 2009, the FASB issued ASC Update 2009-14, “Certain Revenue Arrangements That Include Software Elements” (“ASC Update 2009-14”).  This guidance amends existing guidance to exclude tangible products that include software and non-software components that function together to deliver the product’s essential functionality. ASC Update 2009-14 shall be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  The Company does not expect the adoption of this guidance to have material impact on its financial statements.

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

General

Han is currently a development stage company under the provisions of ASC Topic 915. The Company was incorporated under the laws of the State of Nevada on July 1, 1999.

Plan of Operation

We propose to develop, market and deliver logistical analysis, problem solving and other logistics services to business customers. Han is in the development stage and, to date, management has devoted substantially all of its time and effort to organizational and financing matters. Through the date hereof, we have not yet generated material service revenue and we have realized a net loss from operations. We did not generate revenues during the quarter ended March 31, 2010, and our net loss during that quarter was $10,381.  For the period from inception on July 1, 1999, through March 31, 2010, we had total revenues of $12,007 and a net loss of $372,572.

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

Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

We had no revenues for the three months ended March 31, 2010, or March 31, 2009.  Our operating expenses for the quarter ended March 31, 2010, were $7,979, as compared to $13,445 during the three months ended March 31, 2009.  We had total other expenses for the three months ended March 31, 2010 of $2,402, compared to $2,225 for the year ago period.  During both periods, approximately 90% of this expense was interest expense payable to related parties.  We had a net loss of $10,381 ($0.01 per share ) for the quarter ended March 31, 2010, as compared to $15,670 ($0.01 per share) for the comparable period in 2009.  We have a cumulative loss from inception on July 1, 1999, through March 31, 2010, of $372,572 ($0.18 per share).

Related parties loaned the Company $5,000 during the quarter ended March 31, 2010 and additional funds will be needed to continue the Company’s limited operations.

Liquidity

As of March 31, 2010, we had total cash assets of $161. We had total current liabilities of $251,831 and working capital and stockholders' deficit of $251,670 as of March 31, 2010.  Deficits accumulated during the development stage totaled $372,572. Our financial statements are presented on the basis that Han is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. However, our independent accountants have noted that the Company has accumulated losses from operations and has the need to raise additional financing in order to satisfy its vendors and other creditors and execute its business plan.  These factors raise substantial doubt about our ability to continue as a going concern. Our future success will be dependent upon our ability to provide effective and competitive logistical analysis, problem-solving and other logistics services that meet customers' changing requirements. Should Han's efforts to raise additional capital through equity and/or debt financing fail, Amee Han Lombardi, our President/Secretary/Treasurer, is expected to provide the necessary working capital so as to permit Han to continue as a going concern.

At March 31, 2010 the Company had no material operations and through the date of this filing, it has yet to obtain any other commitments for additional funding or commence material business operations.  Until the Company obtains the capital required to develop its proposed business and obtains the necessary revenues from future operations, the Company will depend on sources other than operating revenues to meet its operating and capital needs. Operating revenues may never satisfy these needs.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2010, our disclosure controls and procedures were  not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

Our management, with the participation of the chief executive officer and chief financial officer, has concluded there were no significant changes in our internal controls over financial reporting that occurred during this quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The Company is continuing to seek out the services of a professional with sufficient expertise in the application of US GAAP and Securities and Exchange Commission requirements to review and revise the Company’s financial statements before they are sent to the Company’s independent accountants.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None; not applicable.

Item 1A.  Risk Factors.

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None; not applicable.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. (Removed and Reserved).

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

HAN LOGISTICS, INC.

Date:	May 17, 2010	By:	/s/Amee Han Lombardi
Amee Han Lombardi, President, Secretary/Treasurer and Director

Date:	May 17, 2010	By:	/s/Mike Vardakis
Mike Vardakis, Director