Form 10-Q
period 2010-06-30
HAN LOGISTICS INC
filed 2010-08-16
CIK 1132509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  August 9, 2010 - 2,073,700 shares of common stock.

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

HAN LOGISTICS, INC.

[A Development Stage Company]

CONTENTS

PAGE

—

Condensed Balance Sheets,

June 30, 2010 (Unaudited) and December 31, 2009

4

—

Unaudited Condensed Statements of Operations,

for the three and six months ended June 30, 2010

and 2009 and from inception on July 1,

1999 through June 30, 2010

5

—

Unaudited Condensed Statements of Cash Flows,

for the six months ended June 30, 2010

and 2009 and from inception on July 1,

1999 through June 30, 2010

6

—

Notes to Unaudited Condensed Financial Statements

7 - 9

HAN LOGISTICS, INC.

[A Development Stage Company]

CONDENSED BALANCE SHEETS

ASSETS	June 30, 2010 (Unaudited)	December 31, 2009 (Audited)
CURRENT ASSETS:
Cash	$ 34	$ 204
Total Current Assets	34	204

TOTAL ASSETS	$ 34	$ 204

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$ 132,696	$ 115,840
Accounts payable-Related parties	8,000	8,000
Accrued liabilities	2,005	1,572
Accrued liabilities-Related parties	36,027	31,577
Notes payable	9,700	9,700
Notes payable-Related parties	79,804	74,804
Total Current Liabilities	268,232	241,493

TOTAL LIABILITIES	268,232	241,493

STOCKHOLDERS' (DEFICIT):
Common stock, $.001 par value; 50,000,000 shares authorized;
2,073,700 shares issued and outstanding at
June 30, 2010 and December 31, 2009	2,074	2,074
Additional paid-in capital	118,828	118,828
Accumulated deficit during the development stage	(389,100)	(362,191)
Total Stockholders' (Deficit)	(268,198)	(241,289)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$ 34	$ 204

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAN LOGISTICS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

Three and Six Months Ended June 30, 2010 and 2009 and From the Date of Inception

(July 1, 1999) to June 30, 2010

					Date of
					Inception
					(July 1, 1999)
	Three Months Ended		Six Months Ended		to
	June 30,		June 30,		June 30,
	2010	2009	2010	2009	2010
Revenues	$ -	$ -	$ -	$ -	$ 10,081
Revenues-Related party	-	-	-	-	1,926

Gross revenues	-	-	-	-	12,007

Operating Expenses:
Depreciation and amortization	-	49	-	196	1,761
General and administrative expenses	14,047	5,358	22,026	18,656	320,023

Total operating expenses	14,047	5,407	22,026	18,852	321,784

Loss from Operations	(14,047)	(5,407)	(22,026)	(18,852)	(309,777)

Other Income/(Expense)
Interest income	-	-	-	-	35
Interest (expense)	(218)	(218)	(433)	(436)	(2,004)
Interest (expense)-Related parties	(2,263)	(2,048)	(4,450)	(4,055)	(77,354)
Total Other Income (Expense)	(2,481)	(2,266)	(4,883)	(4,491)	(79,323)

Net (Loss)	$ (16,528)	$ (7,673)	$(26,909)	$(23,343)	$(389,100)

Net (Loss) Per Share:
Basic and Diluted	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.19)

Weighted Average Shares Outstanding
Basic and Diluted	2,073,700	2,073,700	2,073,700	2,073,700	2,027,707

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAN LOGISTICS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2010 and 2009 and From the Date of Inception

(July 1, 1999) to June 30, 2010

			Date of
			Inception
			(July 1, 1999)
	Six Months Ended		To
	June 30,		June 30,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$ (26,909)	$ (23,343)	$ (389,100)
Adjustments to reconcile net income/(loss) to net cash used
in operating activities:
Depreciation and amortization	-	196	1,761
Amortization of interest on beneficial conversion	-	-	40,600
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	21,739	19,232	178,727

Net cash provided by operating activities	(5,170)	(3,915)	(168,012)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	-	-	(1,761)

Net cash used in investing activities	-	-	(1,761)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in notes payable	-	-	9,700
Increase in notes payable-Related party	5,000	3,900	79,805
Net Proceeds from issuance of common stock	-	-	80,302

Net cash from financing activities	5,000	3,900	169,807

Net increase in cash	(170)	(15)	34

CASH AT BEGINNING PERIOD	204	15	-

CASH AT END OF PERIOD	$ 34	$ -	$ 34

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAN LOGISTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2010

(Unaudited)

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS – June 30, 2010

NOTE A - PRESENTATION

The balance sheets of the Company as of June 30, 2010 and December 31, 2009, the related statements of operations for the three months ended June 30, 2010 and 2009 and the six months ended June 30, 2010 and 2009 and from the date of inception (July 1, 1999) of the development stage period through June 30, 2010, and the statements of cash flows for the six months ended June 30, 2010 and 2009 and from the date of inception (July 1, 1999) of the development stage period through June 30, 2010, (the financial statements) include all adjustments (consisting of normal recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended June 30, 2010 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's December 31, 2009, Form 10-K and the Company's Form 8-K and 8-K/A filings.

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

Shareholders and other related parties loaned $5,000 during the quarter ended March 31, 2010.   This loan is a demand note and carries an interest rate of 10% per annum

The Company recorded interest expense of $4,450 on the related party notes listed above for the six months ended June 30, 2010.

The Company currently utilizes office space on a rent-free basis from a shareholder, and shall do so until substantial revenue-producing operations commence. Management deemed the rent-free space to be of nominal value.

NOTE E – NOTE PAYABLE

An independent party loaned $ 9,700 to the Company on March 12, 2008.  The note is unsecured, due upon demand and has an interest rate of 9%.

The Company recorded interest expense of $433 on the note listed above for the six months ended June 30, 2010.

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

Amendments to Accounting Standards Codification: In February 2010, the FASB issued ASU No. 2010-08, Technical Corrections to Various Topics (“ASU 2010-08”). ASU 2010-08 makes various non-substantive amendments to the FASB Codification that does not fundamentally change existing GAAP; however, certain amendments could alter the application of GAAP relating to embedded derivatives and the income tax aspects of reorganization. The amended guidance is effective beginning in the first interim or annual period beginning after the release of the ASU, except for certain amendments. The Company adopted the guidance in the second quarter of 2010. This adoption did not have a material impact on the Company’s financial statements.

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

Plan of Operation

We propose to develop, market and deliver logistical analysis, problem solving and other logistics services to business customers. Han is in the development stage and, to date, management has devoted substantially all of its time and effort to organizational and financing matters. Through the date hereof, we have not yet generated material service revenue and we have realized a net loss from operations. We did not generate revenues during the quarter ended June 30, 2010, and our net loss during that quarter was $16,528.  For the period from inception on July 1, 1999, through June 30, 2010, we had total revenues of $12,007 and a net loss of $389,100.

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

Presently, our goal is to continue development of overseas logistics services. In order to further this objective we are pursuing a custom broker's license and will offer this service in addition to the services presently offered. This will allow us to assist importers and exporters in meeting Federal requirements governing imports and exports in addition to facilitating our own operations. Our logistics services will focus primarily on Southeast Asian markets.

Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

We had no revenues for the three months ended June 30, 2010, or June 30, 2009.  Our operating expenses for the quarter ended June 30, 2010, were $14,047, as compared to $5,407 during the three months ended June 30, 2009.  This increase was due to increased attorney fees and accounting fees in the 2010 period.  We had total other expenses for the three months ended June 30, 2010 of $2,481, compared to $2,266 for the year ago period.  During both periods, approximately 90% of this expense was interest expense payable to related parties.  We had a net loss of $16,528 ($0.01 per share ) for the quarter ended June 30, 2010, as compared to $7,673 ($0.00 per share) for the comparable period in 2009.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

We had no revenues for the six months ended June 30, 2010, or June 30, 2009.  Our operating expenses for the six months ended June 30, 2010, were $22,026, as compared to $18,852 during the six months ended June 30, 2009.  We had total other expenses for the six months ended June 30, 2010 of $4,883, compared to $4,491 for the year ago period.  During both periods, approximately 90% of this expense was interest expense payable to related parties.  We had a net loss of $26,909 ($0.01 per share ) for the quarter ended June 30, 2010, as compared to $23,343 ($0.01 per share) for the comparable period in 2009.  We have a cumulative loss from inception on July 1, 1999, through June 30, 2010, of $389,100 ($0.19 per share).

Related parties loaned the Company $5,000 during the six months ended June 30, 2010 and additional funds will be needed to continue the Company’s limited operations.

Liquidity

As of June 30, 2010, we had total cash assets of $34. We had total current liabilities of $268,232 and working capital and stockholders' deficit of $268,198 as of June 30, 2010.  Deficits accumulated during the development stage totaled $389,100. Our financial statements are presented on the basis that Han is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. However, our independent accountants have noted that the Company has accumulated losses from operations and has the need to raise additional financing in order to satisfy its vendors and other creditors and execute its business plan.  These factors raise substantial doubt about our ability to continue as a going concern. Our future success will be dependent upon our ability to provide effective and competitive logistical analysis, problem-solving and other logistics services that meet customers' changing requirements. Should Han's efforts to raise additional capital through equity and/or debt financing fail, Amee Han Lombardi, our President/Secretary/Treasurer, is expected to provide the necessary working capital so as to permit Han to continue as a going concern.

At June 30, 2010, the Company had no material operations and through the date of this filing, it has yet to obtain any other commitments for additional funding or commence material business operations.  Until the Company obtains the capital required to develop its proposed business and obtains the necessary revenues from future operations, the Company will depend on sources other than operating revenues to meet its operating and capital needs. Operating revenues may never satisfy these needs.

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

Item 4.  Controls and Procedures.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2010, our disclosure controls and procedures were  not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

HAN LOGISTICS, INC.

Date:	August 16, 2010	By:	/s/Amee Han Lombardi
Amee Han Lombardi, President, Secretary/Treasurer and Director

Date:	August 16, 2010	By:	/s/Mike Vardakis
Mike Vardakis, Director