Form 10-Q
period 2010-09-30
HAN LOGISTICS INC
filed 2010-11-15
CIK 1132509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  November 12, 2010 - 2,073,700 shares of common stock.

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

Where is the table of contents?

HAN LOGISTICS, INC.

[A Development Stage Company]

CONTENTS

PAGE

—

Condensed Balance Sheets,

September 30, 2010 (Unaudited) and December 31, 2009

4

—

Unaudited Condensed Statements of Operations,

for the three and nine months ended September 30, 2010

and 2009 and from inception on July 1,

1999 through September 30, 2010

5

—

Unaudited Condensed Statements of Cash Flows,

for the nine months ended September 30, 2010

and 2009 and from inception on July 1,

1999 through September 30, 2010

6

—

Notes to Unaudited Condensed Financial Statements

7 - 9

HAN LOGISTICS, INC.

[A Development Stage Company]

CONDENSED BALANCE SHEETS

ASSETS	September 30, 2010 (Unaudited)	December 31, 2009 (Audited)
CURRENT ASSETS:
Cash	$ 282	$ 204
Total Current Assets	282	204

TOTAL ASSETS	$ 282	$ 204

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$ 136,739	$ 115,840
Accounts payable-Related parties	8,250	8,000
Accrued liabilities	2,319	1,572
Accrued liabilities-Related parties	38,340	31,577
Notes payable	17,000	9,700
Notes payable-Related parties	79,804	74,804
Total Current Liabilities	282,452	241,493

TOTAL LIABILITIES	282,452	241,493

STOCKHOLDERS' (DEFICIT):
Common stock, $.001 par value; 50,000,000 shares authorized;
2,073,700 shares issued and outstanding at
September 30, 2010 and December 31, 2009	2,074	2,074
Additional paid-in capital	118,828	118,828
Accumulated deficit during the development stage	(403,072)	(362,191)
Total Stockholders' (Deficit)	(282,170)	(241,289)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$ 282	$ 204

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAN LOGISTICS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

Three and Nine Months Ended September 30, 2010 and 2009 and From the Date of Inception

(July 1, 1999) to September 30, 2010

					Date of
					Inception
					(July 1, 1999)
	Three Months Ended		Nine Months Ended		to
	September 30,		September 30,		September 30,
	2010	2009	2010	2009	2010
Revenues	$ -	$ -	$ -	$ -	$ 10,081
Revenues-Related party	-	376	-	376	1,926

Gross revenues	-	376	-	376	12,007

Operating Expenses:
Depreciation and amortization	-	-	-	196	1,761
General and administrative expenses	11,345	10,520	33,371	29,176	331,368

Total operating expenses	11,345	10,520	33,371	29,372	333,129

Loss from Operations	(11,345)	(10,144)	(33,371)	(28,996)	(321,122)

Other Income/(Expense)
Interest income	-	-	-	-	35
Interest (expense)	(314)	(220)	(747)	(656)	(2,318)
Interest (expense)-Related parties	(2,313)	(2,067)	(6,763)	(6,122)	(79,667)
Total Other Income (Expense)	(2,627)	(2,287)	(7,510)	(6,778)	(81,950)
(Loss) from Continuing Operations	(13,972)	(12,431)	(40,881)	(35,774)	(403,072)
(Loss) from Discontinued Operations	-	-	-	-	-
Loss before Income Taxes	(13,972)	(12,431)	(40,881)	(35,774)	(403,072)
Provisions for Income Taxes	-	-	-	-	-
Net (Loss)	$ (13,972)	$ (12,431)	$(40,881)	$(35,774)	$(403,072)

Net (Loss) Per Share:
Basic and Diluted	$ (0.01)	$ (0.01)	$ (0.02)	$ (0.01)	$ (0.20)

Weighted Average Shares Outstanding
Basic and Diluted	2,073,700	2,073,700	2,073,700	2,073,700	2,028,737

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAN LOGISTICS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2010 and 2009 and From the Date of Inception

(July 1, 1999) to September 30, 2010

			Date of
			Inception
			(July 1, 1999)
	Nine Months Ended		To
	September 30,		September 30,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$ (40,881)	$ (35,774)	$ (403,072)
Adjustments to reconcile net income/(loss) to net cash used
in operating activities:
Depreciation and amortization	-	196	1,761
Amortization of interest on beneficial conversion	-	-	40,600
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	28,659	29,923	185,648

Net cash provided by operating activities	(12,222)	(5,655)	(175,063)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	-	-	(1,761)

Net cash used in investing activities	-	-	(1,761)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in notes payable	7,300	-	17,000
Increase in notes payable-Related party	5,000	7,900	79,804
Net Proceeds from issuance of common stock	-	-	80,302

Net cash from financing activities	12,300	7,900	177,106

Net increase in cash	78	2,245	282

CASH AT BEGINNING PERIOD	204	15	-

CASH AT END OF PERIOD	$ 282	$ 2,260	$ 282

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAN LOGISTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2010

(Unaudited)

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS – September 30, 2010

NOTE A - PRESENTATION

The balance sheets of the Company as of September 30, 2010 and December 31, 2009, the related statements of operations for the  three months ended September 30, 2010 and 2009 and the nine months ended September 30, 2010 and 2009 and from the date of inception (July 1, 1999) of the development stage period through September 30, 2010, and the statements of cash flows for the nine months ended September 30, 2010 and 2009 and from the date of inception (July 1, 1999) of the development stage period through September 30, 2010, (the financial statements) include all adjustments (consisting of normal recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended September 30, 2010 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's December 31, 2009, Form 10-K.

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

Shareholders and other related parties loaned $5,000 during the quarter ended March 31, 2010.   This loan is a demand note and carries an interest rate of 10% per annum

The Company recorded interest expense of $6,763 on the related party notes listed above for the nine months ended September 30, 2010.

The Company currently utilizes office space on a rent-free basis from a shareholder, and shall do so until substantial revenue-producing operations commence. Management deemed the rent-free space to be of nominal value.

NOTE E – NOTE PAYABLE

An independent party loaned $ 9,700 to the Company on March 12, 2008.  The note is unsecured, due upon demand and has an interest rate of 9%.  This same party loaned $7,300 to the Company on August 9, 2010 under the same terms and conditions as the other note.

The Company recorded interest expense of $747 on the notes listed above for the nine months ended September 30, 2010.

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

NOTE G – RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued Accounting Standards Update No. 2009-13 for Revenue Recognition – Multiple Deliverable Revenue Arrangements (Subtopic 605-25) “Subtopic”. This accounting standard update establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue – generating activities. Vendors often provide multiple products or services to their customers. Those deliverables often are provided at different points in time or over different time periods. Specifically, this Subtopic addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting.  The amendments in this guidance will affect the accounting and reporting for all vendors that enter into multiple-deliverable arrangements with their customers when those arrangements are within the scope of this Subtopic.  This Statement is effective for fiscal years beginning on or after June 15, 2010. Earlier adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity will apply the amendments under this Subtopic retrospectively from the beginning of the entity’s fiscal year.  The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Currently, Management believes this Statement will have no impact on the financial statements of the Company once adopted.

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

Plan of Operation

We propose to develop, market and deliver logistical analysis, problem solving and other logistics services to business customers. Han is in the development stage and, to date, management has devoted substantially all of its time and effort to organizational and financing matters. Through the date hereof, we have not yet generated material service revenue and we have realized a net loss from operations. We did not generate revenues during the quarter ended September 30, 2010, and our net loss during that quarter was $13,972.  For the period from inception on July 1, 1999, through September 30, 2010, we had total revenues of $12,007 and a net loss of $403,072.

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

On September 17, 2010, the Company’s President, Amee Han Lombardi, executed a Letter of Intent providing for a potential reverse triangular merger by which an operating corporation would become a wholly-owned subsidiary of the Company (the “LOI”).  However, the LOI, which by its own terms provided that it would not be binding on either party until and unless the parties enter into definitive agreements with respect to the proposed transaction, expired on October 15, 2010.  No further agreements have been negotiated or executed, although discussions between the Company and the operating entity continue.  The execution of a definitive agreement in this regard, and the consummation of any transaction contemplated thereby, are subject to numerous contingencies, including the approval of the Board of Directors and the stockholders of the operating entity, and our satisfaction that such operating entity has a firm commitment to simultaneously raise not less than $7,500,000.  Further, the LOI was essentially a term sheet, many of the initial terms of which are presently under negotiation.

On October 25, 2010, which is subsequent to the end of the period covered by this Report, the Company filed with the Securities and Exchange Commission a preliminary information Statement on Schedule 14C, which discloses certain matters that are to be submitted to a vote of the Company’s stockholders at a special meeting that is tentatively scheduled for November 16, 2010.  These matters include, but are not limited to, amendments to our articles of incorporation: (i) to increase our authorized common stock to 500,000,000 shares; (ii) to authorize a class of 175,000,000 shares of one mill ($0.001) par value preferred stock; (iii) to include a provision authorizing our Board of Directors to change the Company’s name in certain circumstances without stockholder approval; and (iv) other matters that are disclosed in the above-referenced preliminary information statement.  Our President, Amee Han Lombardi, owns approximately 96.4% of our outstanding voting securities, and has indicated her intention to vote in favor of each of the matters to be submitted to a vote at the special meeting of stockholders.

If we are unable to complete a merger or acquisition transaction, our goal is to continue development of overseas logistics services. In order to further this objective we are pursuing a custom broker's license and will offer this service in addition to the services presently offered. This will allow us to assist importers and exporters in meeting Federal requirements governing imports and exports in addition to facilitating our own operations. Our logistics services will focus primarily on Southeast Asian markets.

Results of Operations

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

We had no revenues for the three months ended September 30, 2010 and only $376 in revenues for the three months ended September 30, 2009.  Our operating expenses for the quarter ended September 30, 2010, were $11,345, as compared to $10,520 during the three months ended September 30, 2009.  This increase was due to increased attorney fees and accounting fees in the 2010 period.  We had total other expenses for the three months ended September 30, 2010 of $2,627, compared to $2,287 for the same period a year ago.  During both periods, approximately 90% of this expense was interest expense payable to related parties.  We had a net loss of $13,972 ($0.01 per share) for the quarter ended September 30, 2010, as compared to $12,431 ($0.01 per share) for the comparable period in 2009.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

We had no revenues for the nine months ended September 30, 2010 and only $376 in revenues for the nine months ended September 30, 2009.  Our operating expenses for the nine months ended September 30, 2010, were $33,371, as compared to $29,375 during the nine months ended September 30, 2009.  We had total other expenses for the nine months ended September 30, 2010 of $7,510, compared to $6,778 for the same period a year ago.  During both periods, approximately 90% of this expense was interest expense payable to related parties.  We had a net loss of $40,881 ($0.02 per share) for the nine months ended September 30, 2010, as compared to $35,774 ($0.01 per share) for the comparable period in 2009.  We have a cumulative loss from inception on July 1, 1999, through September 30, 2010, of $403,072 ($0.20 per share).

Related parties loaned the Company $5,000 and an unrelated party loaned the Company $7,300 during the nine months ended September 30, 2010 and additional funds will be needed to continue the Company’s limited operations.

Liquidity

As of September 30, 2010, we had total cash assets of $282. We had total current liabilities of $282,452 and working capital deficiency and stockholders' deficit of $282,170 as of September 30, 2010.  Deficits accumulated during the development stage totaled $403,072.  Our financial statements are presented on the basis that Han is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. However, our independent accountants have noted that the Company has accumulated losses from operations and has the need to raise additional financing in order to satisfy its vendors and other creditors and execute its business plan.  These factors raise substantial doubt about our ability to continue as a going concern. Our future success will be dependent upon our ability to provide effective and competitive logistical analysis, problem-solving and other logistics services that meet customers' changing requirements. Should Han's efforts to raise additional capital through equity and/or debt financing fail, Amee Han Lombardi, our President/Secretary/Treasurer, is expected to provide the necessary working capital so as to permit Han to continue as a going concern.

At September 30, 2010, the Company had no material operations and through the date of this filing, it has yet to obtain any other commitments for additional funding or commence material business operations.  Until the Company obtains the capital required to develop its proposed business and obtains the necessary revenues from future operations, the Company will depend on sources other than operating revenues to meet its operating and capital needs. Operating revenues may never satisfy these needs.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2010, our disclosure controls and procedures were  not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

HAN LOGISTICS, INC.

Date:	November 15, 2010	By:	/s/Amee Han Lombardi
Amee Han Lombardi, President, Secretary/Treasurer and Director

Date:	November 15, 2010	By:	/s/Mike Vardakis
Mike Vardakis, Director