Form 10-K
period 2010-12-31
HAN LOGISTICS INC
filed 2011-03-31
CIK 1132509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2010

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

(1) Yes [X] No [  ]     (2) Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)  Yes [  ]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

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

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Not applicable.

As of March 29, 2011, the Issuer had 2,073,700 shares of common stock outstanding.

Documents incorporated by reference: See Part IV, Item 15 of this Report.

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

Our target market is, theoretically, any corporation or other entity involved in the universal thread or "pipeline" of planning and coordinating the manufacture, sale and/or delivery to customers anywhere in the world of products and/or services. However, because of our small size and developmental stage, the companies initially targeted by us as candidates for our logistics services will satisfy the following criteria: (i) gross revenues from $-0- (start-up companies) to $200 million; (ii) two to 150 employees; and (iii) operations in manufacturing, warehousing, distribution and/or retail and/or wholesale sales, including electronic commerce. These companies are expected to be relatively new or growing firms and both privately- and publicly-held. Further, our initial target market will be limited, generally, to companies located in the Reno, Nevada, metropolitan area, northern Nevada and/or eastern California. Ms. Amee Han Lombardi, our executive officer and director, has lived and worked in the Reno, Nevada, area for the past approximately 12 years, and, accordingly, is familiar with the facilities and amenities in the surrounding area. Long-term, management plans to expand Han Logistics' target market to include nationally and internationally-based companies.

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

As of the filing date of this Report, we do not have any material sources of  revenue.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

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

ITEM 4:  (REMOVED AND RESERVED)

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

Period	High	Low
January 1, 2009 through March 31, 2009	$0.25	$0.05

April 1, 2009 through June 30, 2009	$0.05	$0.05

July 1, 2009 through September 30, 2009	$0.05	$0.05

October 1, 2009 through December 31, 2009	$0.05	$0.05

January 1, 2010 through March 31, 2010	$1.55	$0.05

April 1, 2010 through June 30, 2010	$1.25	$0.11

July 1, 2010 through September 30, 2010	$1.25	$0.55

October 1, 2010 through December 31, 2010	$5.00	$1.25

Holders

The Company currently has 53 shareholders, not including an indeterminate number who may hold shares in “street name.”

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

We did not issue any unregistered securities during the calendar year ended December 31, 2010.

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

Use of Proceeds of Registered Securities

During the calendar year ended December 31, 2010, we did not receive any proceeds from the sale of registered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs
Month #1 October 1, 2010	None	None	None	None
Month #2 November 1, 2010	None	None	None	None
Month #3 December 1, 2010	None	None	None	None
Total	None	None	None	None

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

Plan of Operation

We propose to develop, market and deliver logistical analysis, problem-solving and other logistics services to business customers. Han Logistics is in the development stage. Through the date hereof, we have not yet generated material service revenue and we have realized a net loss from operations. We generated $0 in revenue during the calendar year ended December 31, 2010, compared to $376 in revenues during the year ended December 31, 2009. Operating expenses for the year ended December 31, 2010 and 2009, and the period from inception through December 31, 2010, totaled $50,485, $42,078 and $350,243, respectively.  Our net losses during the calendar years ended December 31, 2010 and 2009 were $60,722 and $50,904. For the period from inception through December 31, 2010, we had total revenues of $12,007 and a net loss of $422,913.

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

Liquidity and Capital Resources

As of December 31, 2010, we had total cash assets of $282. We had total current liabilities of $302,293 and working capital deficit and stockholders’ deficit of $302,011. Deficit accumulated during the development stage through December 31, 2010 totaled $422,913.

Results of Operations

During the calendar year ended December 31, 2010, we received total revenues of $0.  During the calendar year ended December 31, 2009, we received total revenues of $376, , all of which came from a related party.  General and administrative expenses were $50,485 in the 2010 fiscal year, as compared to $41,882 in the 2009 period.  Depreciation expense totaled $0 and $196, respectively, in the calendar years ended December 31, 2010, and 2009.  Net operating loss was $50,485 and $41,702, respectively, during these periods.

During the 2010 calendar year, other expenses totaled $10,237, of which $9,105 was interest expense to a related party and $1,132 was non-related party interest expense.  In the December 31, 2009, calendar year, these figures were $8,329 and $873, respectively.  Net loss in calendar 2010 was $60,722, or $0.03 per share, as compared to net loss of $50,904, or $0.02 per share, in calendar 2009.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements for the year ended December 31, 2010.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Han Logistics, Inc.

[A Development Stage Company]

Financial Statements and Report of Independent Registered

as of December 31, 2010 and 2009

and for the years ended December 31, 2010 and 2009

and for the Period from Inception(July 1, 1999) through

December 31, 2010

Han Logistics, Inc.

[A Development Stage Company]

TABLE OF CONTENTS

                                                                                                                                    Page

Report of Independent Registered Public Accounting Firm                                15

Balance Sheets-December 31, 2010 and 2009                                                         16

Statements of Operations for the years ended December 31, 2010 and 2009, and for the period from Inception [July 1, 1999] through

December 31, 2010                                                                                                       17

Statements of Stockholders' Equity / <Deficit> for the period from Inception

[July 1, 1999] through December 31, 2010                                                               18

Statements of Cash Flows for the years ended December 31, 2010 and 2009,

and for the period from Inception [July 1, 1999] through December 31, 2010    19

Notes to Financial Statements                                                                              20 - 33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Han Logistics, Inc. [a development stage company]

Reno, NV

We have audited the accompanying balance sheets of Han Logistics, Inc. [a development stage company] as of December 31, 2010 and 2009, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2010 and 2009, and for the period from inception [July 1, 1999] through December 31, 2010. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Han Logistics, Inc. [a development stage company] as of December 31, 2010 and 2009, and the results of its operations and cash flows for the years ended December 31, 2010 and 2009, and for the period from inception [July 1, 1999] through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

/s/Mantyla McReynolds, LLC

Mantyla McReynolds, LLC

Salt Lake City, Utah

March 31, 2011

HAN LOGISTICS, INC.

[A DEVELOPMENT STAGE COMPANY]

BALANCE SHEETS

December 31, 2010 and 2009

ASSETS

	December 31,	December 31,
	2010	2009
CURRENT ASSETS:
Cash	$ 282	$ 204

Total Current Assets	282	204

PROPERTY, PLANT AND EQUIPMENT, net	-	-

TOTAL ASSETS	$ 282	$ 204

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$ 153,853	$ 115,840
Accounts payable-Related party	8,250	8,000
Accrued interest	2,704	1,572
Accrued interest - Related Parties	40,682	31,577
Notes payable	17,000	9,700
Notes payable - Related parties	79,804	74,804

Total Current Liabilities	302,293	241,493

STOCKHOLDERS' DEFICIT: Preferred stock, $0.001 par value; 175,000,000 shares authorized; no shares outstanding	-	-
Capital stock, $0.001 par value; 500,000,000 shares authorized;
2,073,700 shares issued and outstanding
at December 31, 2009 and 2008, respectively	2,074	2,074
Additional paid-in capital	118,828	118,828
Deficit accumulated during the development stage	(422,913)	(362,191)

Total Stockholders' Deficit	(302,011)	(241,289)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 282	$ 204

The accompanying notes are an integral part of these financial statements.

HAN LOGISTICS, INC.

[A DEVELOPMENT STAGE COMPANY]

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 AND FOR THE PERIOD

FROM INCEPTION (JULY 1, 1999) TO DECEMBER 31, 2010

			Inception
	Year Ended	Year Ended	(July 1, 1999) to
	December 31,	December 31,	December 31,
	2010	2009	2010

Revenues	$ -	$ -	$ 10,081
Revenues - Related Party	-	376	1,926

TOTAL REVENUES	-	376	12,007

EXPENSES:
Depreciation	-	196	1,761
General and administrative expenses	50,485	41,882	348,482

TOTAL OPERATING EXPENSES	50,485	42,078	350,243

NET OPERATING LOSS	(50,485)	(41,702)	(338,236)

OTHER INCOME (EXPENSE)
Interest income	-	-	35
Interest expense	(1,132)	(873)	(2,703)
Interest expense - Related Party	(9,105)	(8,329)	(82,009)

TOTAL OTHER INCOME/(EXPENSE)	(10,237)	(9,202)	(84,677)

NET LOSS	$ (60,722)	$ (50,904)	$ (422,913)

EARNINGS (LOSS) PER SHARE	$ (0.03)	$ (0.02)	$ (0.21)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	2,073,700	2,073,700	2,031,934

The accompanying notes are an integral part of these financial statements.

HAN LOGISTICS, INC.

[A DEVELOPMENT STAGE COMPANY]

STATEMENTS OF STOCKHOLDERS' EQUITY/(DEFICIT)

FOR THE PERIOD FROM INCEPTION (JULY 1, 1999) TO DECEMBER 31, 2010

			Additional		Net
	Capital Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	(Deficit)	Deficit
Balance, July 1, 1999	0	$ -	$ -	$ -	$ -
Issued stock for cash at inception	2,000,000	2,000	25,000		27,000
Net loss for the Period Ended December 31, 1999				(2,426)	(2,426)
Balance, December 31, 1999	2,000,000	2,000	25,000	(2,426)	24,574
Net loss for the Year Ended December 31, 2000				(29,845)	(29,845)
Balance, December 31, 2000	2,000,000	2,000	25,000	(32,271)	(5,271)
Net loss for the Year Ended December 31, 2001				(6,107)	(6,107)
Balance, December 31, 2001	2,000,000	2,000	25,000	(38,378)	(11,378)
Net loss for the Year Ended December 31, 2002				(2,528)	(2,528)
Balance, December 31, 2002	2,000,000	2,000	25,000	(40,906)	(13,906)
Net loss for the Year Ended December 31, 2003				(3,001)	(3,001)
Balance, December 31, 2003	2,000,000	2,000	25,000	(43,907)	(16,907)
Net loss for the Year Ended December 31, 2004				(6,438)	(6,438)
BALANCE, December 31, 2004	2,000,000	2,000	25,000	(50,345)	(23,345)
Common stock issued for cash	53,500	54	53,446	-	53,500
Stock Issuance Costs	-	-	(20,398)	-	(20,398)
Cost of beneficial conversion feature	-	-	23,500	-	23,500
Net loss for the year ended December 31, 2005	-	-	-	(53,459)	(53,459)
BALANCE, December 31, 2005	2,053,500	2,054	81,548	(103,804)	(20,202)
Common stock issued for cash	20,200	20	20,180	-	20,200
Net loss for the year ended December 31, 2006	-	-	-	(85,306)	(85,306)
BALANCE, December 31, 2006	2,073,700	2,074	101,728	(189,110)	(85,308)
Cost of beneficial conversion feature	-	-	17,100	-	17,100
Net loss for the year ended December 31, 2007	-	-	-	(80,774)	(80,774)
BALANCE, December 31, 2007	2,073,700	2,074	118,828	(269,884)	(148,982)
Net loss for the year ended December 31, 2008	-	-	-	(41,403)	(41,403)
BALANCE, December 31, 2008	2,073,700	2,074	118,828	(311,287)	(190,385)
Net loss for the year ended December 31, 2009	-	-	-	(50,904)	(50,904)
BALANCE, December 31, 2009	2,073,700	2,074	118,828	(362,191)	(241,289)
Net loss for the year ended December 31, 2010	-	-	-	(60,722)	(60,722)
BALANCE, December 31, 2010	2,073,700	$ 2,074	$ 118,828	$ (422,913)	$ (302,011)

The accompanying notes are an integral part of these financial statements.

HAN LOGISTICS, INC.

[A DEVELOPMENT STAGE COMPANY]

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 AND FOR THE

PERIOD FROM INCEPTION (JULY 1, 1999) TO DECEMBER 31, 2010

	Year Ended	Year Ended	(July 1, 1999) to
	December 31,	December 31,	December 31,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) from operations	$ (60,722)	$ (50,904)	$ (422,913)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation	-	196	1,761
Amortization of interest on beneficial conversion	-	-	40,600
Changes in assets and liabilities:
Increase in accounts payable	38,263	32,777	162,103
Increase (decrease) in accrued expenses	10,237	9,202	43,386

Net cash provided by operating activities	(12,222)	(8,729)	(175,063)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	-	-	(1,761)

Net cash used in investing activities	-	-	(1,761)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in notes payable	7,300	-	17,000
Increase (decrease) in notes payable - Related party	5,000	8,918	79,804
Net proceeds from issuance of common stock	-	-	80,302

Net cash provided by financing activities	12,300	8,918	177,106

Net Increase (decrease) in cash	78	189	282

CASH AT BEGINNING PERIOD	204	15	-

CASH AT END OF PERIOD	$ 282	$ 204	$ 282

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for income taxes	$ -	$ -	$ -

Cash paid for interest expense	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

HAN LOGISTICS, INC.

[A DEVELOPMENT STAGE COMPANY]

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

NOTE 1 – Organization, History and Business Activity

Han Logistics, Inc. (Company) was founded July 1, 1999 and was organized to engage in the business of development, marketing and delivering of logistical analysis, problem solving and other logistics services and general business services.  The Company was incorporated under the laws of the State of Nevada.

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

Accounts Receivable

Trade receivables are recognized and carried at the original invoice amount less allowance for any un-collectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. There were no bad debts for the period ended December 31, 2010.

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

HAN LOGISTICS, INC.

[A DEVELOPMENT STAGE COMPANY]

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

Fair Value of Financial Instruments (continued)

The Company designates cash equivalents (consisting of money market funds) and investments in securities of publicly traded companies as Level 1. The total amount of the Company’s investment classified as Level 3 is de minimis.

The fair value of the Company’s debt as of December 31, 2010 and 2009, approximated fair value at those times.

Fair value of financial instruments: The carrying amounts of financial instruments, including cash and cash equivalents, short-term investments, accounts payable, accrued expenses and notes payables approximated fair value as of December 31, 2010 and 2009 because of the relative short term nature of these instruments. At December 31, 2010 and 2009, the fair value of the Company’s debt approximates carrying value.

Revenue Recognition

The Company recognizes revenue, when it is realized and earned.  Specifically, the Company recognizes revenue when services are performed and projects are completed and accepted by the customer.

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

HAN LOGISTICS, INC.

[A DEVELOPMENT STAGE COMPANY]

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

Income Taxes

The Company accounts for income taxes under an asset and liability approach. This process involves calculating the temporary and permanent differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The temporary differences result in deferred tax assets and liabilities, which would be recorded on the Company’s balance sheets in accordance with ASC 740, which established financial accounting and reporting standards for the effect of income taxes. The Company must assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent the Company believes that recovery is not likely, the Company must establish a valuation allowance. Changes in the Company’s valuation allowance in a period are recorded through the income tax provision on the consolidated statements of operations.

We classify interest and penalties arising from the underpayment of income taxes in the statement of income under general and administrative expenses. As of December 31, 2010, we had no accrued interest or penalties related to uncertain tax positions. The tax years 2009 and 2008 federal return remains open to examination.

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

For the period ended December 31, 2010, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.  Total potentially dilutive securities as of December 31, 2010 approximate 546,870 shares.

HAN LOGISTICS, INC.

[A DEVELOPMENT STAGE COMPANY]

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

Recent Accounting Pronouncements

In April 2010, FASB issued ASU No. 2010-17, Milestone Method of Revenue Recognition (“ASU 2010-17”), which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as successful completion of phases in a study or achieving a specific result from the research or development efforts. The amendments in this ASU provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. ASU 2010-17 is effective for fiscal years and interim periods within those years beginning on or after June 15, 2010, with early adoption permitted. This ASU is effective for the Company on January 1, 2011. The Company is currently evaluating the impact, if any, ASU 2010-17 will have on its results of operations, financial position or liquidity.

In August 2010, the FASB issued ASU 2010-22, Accounting for Various Topics—Technical Corrections to SEC Paragraphs. This update amends some of the SEC material in the ASC based on the June 2009 publication of Staff Accounting Bulletin (“SAB”) No. 112, which amended Topic 2, Topic 5, and Topic 6 in the SEC’s Staff Accounting Bulletin series. SAB 112 was issued to bring the SEC’s staff interpretative guidance into alignment with the changes in U.S. GAAP made in SFAS No. 141(R), Business Combinations (FASB ASC Topic 805), and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (FASB ASC Topic 810). ASU 2010-22 is effective upon issuance. We adopted this update on its effective date. The update had no effect on our consolidated financial position, results of operations or cash flows.

HAN LOGISTICS, INC.

[A DEVELOPMENT STAGE COMPANY]

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

Recent Accounting Pronouncements

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

NOTE   3 – Financial Condition and Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company incurred a net loss of $60,722 (from operations) for the period ended December 31, 2010.  It also sustained operating losses in prior years as well.  These factors raise substantial doubt as to its ability to obtain debt and/or equity financing and achieve profitable operations.

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

HAN LOGISTICS, INC.

[A DEVELOPMENT STAGE COMPANY]

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

NOTE 4 – Income Taxes

We have no unrecognized tax benefit, which would affect the effective tax rate if recognized. There has been no significant change in the unrecognized tax benefit during the year ended December 31, 2010.

Deferred taxes are provided on an asset and liability approach whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The components of deferred income tax assets (liabilities) at December 31, 2010, were as follows:

	Balance	Rate	Tax
Federal loss carryforward (expires through 2030)	$382,313	34%	$ 129,986
Valuation allowance			(129,986)
Deferred tax asset			$ -

A reconciliation between expected and actual tax liability is presented below.

Expected Provision (Benefit)
$ (20,645)
Effect of: Increase in valuation allowance	20,645
Total Actual Provision	$ -

HAN LOGISTICS, INC.

[A DEVELOPMENT STAGE COMPANY]

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

NOTE 4 – Income Taxes-Continued

At December 31, 2010, Han Logistics, Inc. has an a net operating loss carry forward for Federal income tax purposes totaling approximately $421,737 which, if not utilized, will expire in the year 2030.  During 2010, the valuation allowance increased by $20,645 from $129,986 as of December 31, 2010.

The following table summarizes the Company’s net operating loss carry forwards:

Amount	Expires
2,426	2019
29,845	2020
6,107	2021
2,528	2022
3,001	2023
6,438	2024
29,959	2025
85,306	2026
63,674	2027
41,403	2028
50,904	2029
60,722	2030

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

During 2010, the Company increased the number of authorized $0.001 par value common stock from 50,000,000 to 500,000,000.

During 2010, the Company authorized a new class of preferred stock.  175,000,000 preferred shares were authorized with a $0,001 par value.  The Board of Directors may determine the powers, preferences and rights of any series preferred shares.

HAN LOGISTICS, INC.

[A DEVELOPMENT STAGE COMPANY]

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

NOTE 6 - Related Party Transactions

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

Shareholders and other related parties loaned $8,917 during 2009 to the Company.  These loans are demand notes and carry an interest rate of 9-18% per annum.

Shareholders and other related parties loaned $5,000 during 2010 to the Company.  These loans are demand notes and carry an interest rate of 10% per annum.

An individual loaned $7,300 during 2010 to the Company.  This loan is a demand note and carries an interest rate of 9% per annum.

The Company incurred $9,105 and $8,329 in interest expense to related parties as of December 31, 2010 and 2009, respectively.  As of December 31, 2010, the Company has an accrued interest liability of $40,682 on related party loans.

HAN LOGISTICS, INC.

[A DEVELOPMENT STAGE COMPANY]

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

NOTE 7 – Note Payable

During 2008, an individual loaned $9,700 to the Company.  The note is a demand note and carries an interest rate of 9%.  The note is unsecured.

During 2010, an individual loaned $7,300 to the Company.  The note is a demand note and carries an interest rate of 9%.  The note is unsecured.

The Company has accrued $2,704 of interest on the above two notes at 2010.

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

ITEM 9A:  CONTROLS AND PROCEDURES

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

The Company’s management, with the participation of the President and Treasurer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, our management, with the participation of the President and Vice President, concluded that, as of December 31, 2010, our internal control over financial reporting was not effective due to certain material weaknesses identified during our evaluation.

These material weaknesses relate to:

•

The lack of sufficient knowledge and expertise among management and our Board of Directors regarding the application of GAAP and SEC requirements; and

•

Segregation of duties, in that we had only one person performing all accounting-related duties.

We believe that both of these material weaknesses existed at December 31, 2010.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Security and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the fourth quarter of our 2010 fiscal year.

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

Background and Business Experience

Amee Han Lombardi, age 41, has served as the President, the Treasurer and a director of Han Logistics since its inception on July 1, 1999. She is currently our President/Secretary/Treasurer and a director. From July 2000 to May 2004, she was employed by Sierra Design Group, a gaming engineering firm based in Reno, Nevada, as a project coordinator, acting warehouse manager, acting shipping manager, acting materials manager, and project manager. Ms. Han Lombardi graduated from the University of Nevada, Reno, Nevada, majoring in logistics management, in December 2004. She completed a logistics internship with Mars, Inc. - Kal Kan, Reno, Nevada, during which she researched and analyzed the optimal utilization of logistics technicians; wrote ISO-9000 compliant procedures manuals for several positions; developed applied software capable of consolidating technician duties and reduced man hours; and made software revisions, situationally adapted software, revised key personnel duties and made various other recommendations. She was employed, from June 1997 through June 1999, by United Blood Services, Reno, Nevada, as a Senior Donor Care Specialist, with responsibility for the determination of donor eligibility based upon Federal guidelines; the administration of post-donation care; and the leadership of a special projects team engaged in maximizing efficiency and scope in the utilization of resources. From October 1992 through March 1997, Ms. Han Lombardi was employed in the position of Senior Customer Service Agent by the Eldorado Hotel and Casino, Reno, Nevada. In this position, she was responsible for customer service and development and the training of all departmental new hires. She was employed, from April 1991 through May 1992, by Sheraton Worldwide Reservations, Austin, Texas, as a Reservations Agent with responsibility for a database of over 500 properties. Ms. Han Lombardi attended the University of Texas, Austin, Texas, from September 1987 through May 1992.

Michael Vardakis, age 46, has served as director of our Company since January, 2005. Mr. Vardakis also served as President and Treasurer of Syntony Group, Inc. from March 20, 2003, to June, 2006. Mr. Vardakis has served as the Secretary and a director since August 9, 2001, and Treasurer since August 28, 2001, of Asyst Corporation, a publicly-held company and a "reporting issuer" under the Exchange Act, until his resignation from all of these positions in February, 2004. Mr. Vardakis is also presently serving as the President and a director of Gulf & Orient Steamship Company, Ltd., a reporting publicly-held company, since March 6, 2003. Since 1991, he has been employed as a salesman, and served as the Secretary, for AAA Jewelry & Loan, Inc. ("AAA Jewelry & Loan"), of Salt Lake City, Utah, a closely-held pawn brokerage business managed and co-owned by Terry S. Pantelakis, Mr. Vardakis' father-in- law. Since 1994, Mr. Vardakis has served as an executive officer, a director and a controlling shareholder of Michael Angelo Jewelers, Inc. ("Michael Angelo Jewelers"), Salt Lake City, Utah, a closely-held retail jewelry business that he founded together with Angelo Vardakis, his brother. He has been a manager and a 50% owner of M.N.V. Holdings, LLC, Salt Lake City, Utah, a real estate holding company; from July, 1997 until April, 2002, Mr. Vardakis served as President and a director of Pawnbrokers Exchange, Inc., a "reporting issuer" under the Exchange Act, until 2001; and since November, 1997, Mr. Vardakis has been a manager and a member of M.H.A., LLC, Salt Lake City, Utah, a closely-held investment company co-owned together with his brother, Angelo Vardakis, among others. Since June 1996, Mr. Vardakis has served as a director and a controlling shareholder of TMV Holdings, Inc. ("TMV Holdings"), Sparks, Nevada, privately-held investment company that he co-owns with Vincent Lombardi. He has also been a manager and a member of two Salt Lake City, Utah, real estate holding companies, V Financial, LLC, and BNO, LLC, since December 1999 and January 1997, respectively. He attended the University of Utah, Salt Lake City, Utah, from 1983 through 1984.

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

Compliance With Section 16(a) of the Exchange Act

Our shares of common stock are registered under the Exchange Act, and therefore our officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely upon our review during the fiscal year ended December 31, 2010, there were no reports required to be filed.

Code of Ethics

The Company adopted a Code of Conduct for our principal executive and financial officers.  The Company’s Code of Conduct was filed as an exhibit to its Annual Report on Form 10-KSB for the calendar year ended December 31, 2005.

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

ITEM 11:  EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
Amee Han Lombardi President, Secretary, Treasurer, Director	12/31/10 12/31/09 12/31/08	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Michael Vardakis Director	12/31/10 12/31/09 12/31/08	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

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

Security Ownership of Management

The following table sets forth the share holdings of the Company’s directors and executive officers as of December 31, 2010:

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

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

The Company currently utilizes office space on a rent-free basis from Amee Han Lombardi, and shall do so until substantial revenue-producing operations commence. Management has deemed the rent-free space to be of nominal value.

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

Shareholders and other related parties loaned $8,917 during 2009 to the Company.  These loans are demand notes and carry an interest rate of 9-18% per annum.

Shareholders and other related parties loaned $5,000 during 2010 to the Company.  These loans are demand notes and carry an interest rate of 10% per annum.

An individual loaned $7,300 during 2010 to the Company.  This loan is a demand note and carries an interest rate of 9% per annum.

The Company incurred $9,105 and $8,329 in interest expense to related parties as of December 31, 2010 and 2009, respectively.  As of December 31, 2010, the Company has an accrued interest liability of $40,682 on related party loans.

Except for those transactions noted above, there were no material transactions, or series of similar transactions, during our last two fiscal years, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Promoters and Certain Control Persons

See the heading “Transactions with Related Persons” above.

Parents of the Smaller Reporting Company

Amee Han Lombardi may be deemed to be a parent of the issuer due to her ownership of approximately 96.4% of its issued and outstanding shares.

Director Independence

The Company does not have any independent directors serving on its board of directors.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to the Company by its principal accountants during the fiscal years ended December 31, 2010 and 2009:

Fee Category	2010	2009
Audit Fees	$15,120	$9,917
Audit-related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$15,120	$9,917

Audit Fees - Consists of fees for professional services rendered by our principal accountants for the audit of the Company’s annual financial statements and review of the financial statements included in the Company’s Forms 10-

Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

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

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)    Financial Statements.  See the audited financial statements for the year ended December 31, 2010 contained in Item 8 above which are incorporated herein by this reference.

(a)(3)         Exhibits.  The following exhibits are filed as part of this Annual Report:

No.            Description*

3.1          Articles of Incorporation, filed July 1, 1999**

3.2         Amended and Restated Articles of Incorporation, filed December 9, 2010***

3.3

Bylaws **

14           Code of Ethics****

31 Certification of Amee Han Lombardi, the Company’s President, Secretary/Treasurer, pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32 Certification of Amee Han Lombardi pursuant to section 906 of the Sarbanes-Oxley Act of 2002

*Incorporated herein by reference.

**Attached as an exhibit to our SB-2 Registration Statement filed with the Securities and Exchange Commission on January 19, 2001

*** Attached as Appendix A to our Definitive Information Statement filed with the Securities and Exchange Commission on November 17, 2010

****Attached as an exhibit to our 10KSB for the year ended December 31, 2005, filed with the Securities and Exchange Commission on April 14, 2006

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAN LOGISTICS, INC.

Date:	March 31, 2011	By:	/s/Amee Lombardi
Amee Lombardi
President, Secretary, Treasurer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

HAN LOGISTICS, INC.

Date:	March 31, 2011	By:	/s/Amee Lombardi
Amee Lombardi
President, Secretary, Treasurer and Director

Date:	March 31, 2011	By:	/s/Michael Vardakis
Michael Vardakis
Director