Form 10-Q
period 2011-03-31
HAN LOGISTICS INC
filed 2011-05-16
CIK 1132509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  May 12, 2011 - 2,073,700 shares of common stock.

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

HAN LOGISTICS, INC.

[A Development Stage Company]

CONTENTS

PAGE

—

Condensed Balance Sheets,

March 31, 2011 (Unaudited) and December 31, 2010

4

—

Unaudited Condensed Statements of Operations,

for the three months ended March 31, 2011

and 2010 and from inception on July 1,

1999 through March 31, 2011

5

—

Unaudited Condensed Statements of Cash Flows,

for the three months ended Mach 31, 2011

and 2010 and from inception on July 1,

1999 through March 31, 2011

6

—

Notes to Unaudited Condensed Financial Statements

7 - 9

HAN LOGISTICS, INC.

[A Development Stage Company]

CONDENSED BALANCE SHEETS

ASSETS	March 31, 2011 (Unaudited)	December 31, 2010 (Audited)
CURRENT ASSETS:
Cash	$ 182	$ 282
Total Current Assets	182	282

TOTAL ASSETS	$ 182	$ 282

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$ 159,426	$ 153,853
Accounts payable-Related parties	8,250	8,250
Accrued interest	3,081	2,704
Accrued interest-Related parties	42,892	40,682
Notes payable	17,000	17,000
Notes payable-Related parties	87,454	79,804
Total Current Liabilities	318,103	302,293

TOTAL LIABILITIES	318,103	302,293

STOCKHOLDERS' (DEFICIT):
Preferred stock, $.001 par value; 175,000,000 shares authorized; no shares issued and outstanding at March 31, 2011 and December 31, 2010	-	-
Common stock, $.001 par value; 500,000,000 shares authorized;
2,073,700 shares issued and outstanding at
March 31, 2011 and December 31, 2010	2,074	2,074
Additional paid-in capital	118,828	118,828
Accumulated deficit during the development stage	(438,823)	(422,913)
Total Stockholders' (Deficit)	(317,921)	(302,011)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$ 182	$ 282

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAN LOGISTICS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2011 and 2010 and for the Period from Inception

(July 1, 1999) to March 31, 2011

			Date of
			Inception
			(July 1, 1999)
	Three Months Ended		to
	March 31,		March 31,
	2011	2010	2011
Revenues	$ -	$ -	$ 10,081
Revenues-Related party	-	-	1,926

Gross revenues	-	-	12,007

Operating Expenses:
Depreciation and amortization	-	-	1,761
General and administrative expenses	13,323	7,979	361,805

Total operating expenses	13,323	7,979	363,566

Loss from Operations	(13,323)	(7,979)	(351,559)

Other Income/(Expense)
Interest income	-	-	35
Interest (expense)	(378)	(215)	(3,081)
Interest (expense)-Related parties	(2,209)	(2,187)	(84,218)
Total Other Income (Expense)	(2,587)	(2,402)	(87,264)

(Loss) from Continuing Operations	(15,910)	(10,381)	(438,823)

(Loss) from Discontinued operations	-	-	-

Loss before Income Taxes	(15,910)	(10,381)	(438,823)

Provisions for Income Taxes	-	-	-

Net (Loss)	$ (15,910)	$ (10,381)	$ (438,823)

Net (Loss) Per Share:
Basic and Diluted	$ (0.01)	$ (0.01)	$ (0.22)

Weighted Average Shares Outstanding
Basic and Diluted	2,073,700	2,073,700	2,033,285

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAN LOGISTICS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2011 and 2010 and for the Period from Inception

(July 1, 1999) to March 31, 2011

			Date of
			Inception
			(July 1, 1999)
	Three Months Ended		to
	March 31,		March 31,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$ (15,910)	$ (10,381)	$ (438,823)
Adjustments to reconcile net income/(loss) to net cash used
in operating activities:
Depreciation and amortization	-	-	1,761
Amortization of interest on beneficial conversion	-	-	40,600
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	8,160	5,338	213,649

Net cash provided by operating activities	(7,750)	(5,043)	(182,813)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	-	-	(1,761)

Net cash used in investing activities	-	-	(1,761)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in notes payable	-	-	17,000
Increase in notes payable-Related party	7,650	5,000	87,454
Net proceeds from issuance of common stock	-	-	80,302

Net cash from financing activities	7,650	5,000	184,756

Net increase in cash	(100)	(43)	182

CASH AT BEGINNING PERIOD	282	204	-

CASH (OVERDRAFT) AT END OF PERIOD	$ 182	$ 161	$ 182

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAN LOGISTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS – March 31, 2011

NOTE A - PRESENTATION

The balance sheets of the Company as of March 31, 2011 and December 31, 2010, the related statements of operations for the three months ended March 31, 2011 and 2010 and from the date of inception (July 1, 1999) of the development stage period through March 31, 2011, and the statements of cash flows for the three months ended March 31, 2011 and 2010 and from the date of inception (July 1, 1999) of the development stage period through March 31, 2011, (the financial statements) include all adjustments (consisting of normal recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's December 31, 2010, Form 10-K.

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

Shareholders and other related parties loaned $7,650 during the first quarter of 2011 to the Company.  These loans are demand notes and carry an interest rate of 9% per annum.

The Company recorded an interest expense of $2,209 on the related party notes listed above for the quarter ended March 31, 2011.

NOTE E – NOTES PAYABLE

An independent party loaned $ 9,700 to the Company on March 12, 2008.  The note is unsecured, due upon demand and has an interest rate of 9%.

During 2010, an individual loaned $7,300 to the Company.  The note is a demand note and carries an interest rate of 9%.  The note is unsecured.

The Company recorded an interest expense of $378 on the note listed above for the quarter ended March 31, 2011.

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

NOTE G – RECENT ACCOUNTING PRONOUNCEMENTS

There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on our financial statements, from those disclosed in the our Annual Report on Form 10-K for the year ended December 31, 2010 through March 31, 2011.

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

Plan of Operation

We propose to develop, market and deliver logistical analysis, problem solving and other logistics services to business customers. Han is in the development stage and, to date, management has devoted substantially all of its time and effort to organizational and financing matters. Through the date hereof, we have not yet generated material service revenue and we have realized a net loss from operations. We did not generate revenues during the quarter ended March 31, 2011, and our net loss during that quarter was $15,910.  For the period from inception on July 1, 1999, through March 31, 2011, we had total revenues of $12,007 and a net loss of $438,823.

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

Results of Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

We had no revenues for the three months ended March 31, 2011 and 2010.  Our operating expenses for the quarter ended March 31, 2011, were $13,323, as compared to $7,979 during the three months ended March 31, 2010.  This increase was due to the timing of professional services related to our reporting requirements.  Audit services were provided in the second quarter for 2010, whereas these services were provided in the first quarter for 2011.  We had total other expenses for the three months ended March 31, 2011 of $2,587, compared to $2,402 for the same period a year ago.  During both periods, approximately 90% of this expense was interest expense payable to related parties.  We had a net loss of $15,910 ($0.01 per share) for the quarter ended March 31, 2011, as compared to $10,381 ($0.01 per share) for the comparable period in 2010.

Related parties loaned the Company $7,650 during the three months ended March 31, 2011 and additional funds will be needed to continue the Company’s limited operations.

Liquidity

As of March 31, 2011, we had total cash assets of $182.  We had total current liabilities of $318,103 and working capital deficiency and stockholders' deficit of $317,921 as of March 31, 2011.  Deficits accumulated during the development stage totaled $438,823.  Our financial statements are presented on the basis that Han is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. However, our independent accountants have noted that the Company has accumulated losses from operations and has the need to raise additional financing in order to satisfy its vendors and other creditors and execute its business plan.  These factors raise substantial doubt about our ability to continue as a going concern. Our future success will be dependent upon our ability to provide effective and competitive logistical analysis, problem-solving and other logistics services that meet customers' changing requirements. Should Han's efforts to raise additional capital through equity and/or debt financing fail, Amee Han Lombardi, our President/Secretary/Treasurer, is expected to provide the necessary working capital so as to permit Han to continue as a going concern.

At March 31, 2011, the Company had no material operations and through the date of this filing, it has yet to obtain any other commitments for additional funding or to commence material business operations.  Until the Company obtains the capital required to develop its proposed business and obtains the necessary revenues from future operations, the Company will depend on sources other than operating revenues to meet its operating and capital needs. Operating revenues may never satisfy these needs.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2011, our disclosure controls and procedures were  not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

HAN LOGISTICS, INC.

Date:	May 16, 2011	By:	/s/Amee Han Lombardi
Amee Han Lombardi, President, Secretary/Treasurer and Director

Date:	May 16, 2011	By:	/s/Mike Vardakis
Mike Vardakis, Director