Form 10-Q
period 2011-06-30
HAN LOGISTICS INC
filed 2011-08-15
CIK 1132509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ].

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  August 8, 2011 – 10,368,500 shares of common stock.

PART I – FINANCIAL INFORMATION

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

HAN LOGISTICS, INC.

[A Development Stage Company]

CONDENSED BALANCE SHEETS

ASSETS	June 30, 2011 (Unaudited)	December 31, 2010 (Audited)
CURRENT ASSETS:
Cash	$ 182	$ 282
Total Current Assets	182	282

TOTAL ASSETS	$ 182	$ 282

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$ 165,899	$ 153,853
Accounts payable-Related parties	8,250	8,250
Accrued interest	3,529	2,704
Accrued interest-Related parties	45,352	40,682
Notes payable	23,000	17,000
Notes payable-Related parties	87,454	79,804
Total Current Liabilities	333,484	302,293

TOTAL LIABILITIES	333,484	302,293

STOCKHOLDERS' (DEFICIT):
Preferred stock, $.001 par value; 175,000,000 shares authorized; no shares issued and outstanding at June 30, 2011 and December 31, 2010	-	-
Common stock, $.001 par value; 500,000,000 shares authorized;
10,368,500 shares issued and outstanding at
June 30, 2011 and December 31, 2010	10,369	10,369
Additional paid-in capital	110,533	110,533
Deficit accumulated during the development stage	(454,204)	(422,913)
Total Stockholders' (Deficit)	(333,302)	(302,011)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$ 182	$ 282

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAN LOGISTICS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2011 and 2010 and for the Period from Inception

(July 1, 1999) to June 30, 2011

					Date of
					Inception
					(July 1, 1999)
	Three Months Ended		Six Months Ended		to
	June 30,		June 30,		June 30,
	2011	2010	2011	2010	2011
Revenues	$ -	$ -	$ -	$ -	$ 10,081
Revenues-Related party	-	-	-	-	1,926

Gross revenues	-	-	-	-	12,007

Operating Expenses:
Depreciation and amortization	-	-	-	-	1,761
General and administrative expenses	12,473	14,047	25,796	22,026	374,278

Total operating expenses	12,473	14,047	25,796	22,026	376,039

Loss from Operations	(12,473)	(14,047)	(25,796)	(22,026)	(364,032)

Other Income/(Expense)
Interest income	-	-	-	-	35
Interest (expense)	(448)	(218)	(826)	(433)	(3,529)
Interest (expense)-Related parties	(2,460)	(2,263)	(4,669)	(4,450)	(86,678)
Total Other Income (Expense)	(2,908)	(2,481)	(5,495)	(4,883)	(90,172)
(Loss) from Continuing Operations	(15,381)	(16,528)	(31,291)	(26,909)	(454,204)
(Loss) from Discontinued Operations	-	-	-	-	-
Loss before Income Taxes	(15,381)	(16,528)	(31,291)	(26,909)	(454,204)
Provisions for Income Taxes	-	-	-	-	-
Net (Loss)	$ (15,381)	$ (16,528)	$(31,291)	$(26,909)	$(454,204)

Net (Loss) Per Share:
Basic and Diluted	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.04)

Weighted Average Shares Outstanding
Basic and Diluted	10,368,500	10,368,500	10,368,500	10,368,500	10,156,706

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAN LOGISTICS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2011 and 2010 and for the Period from Inception

(July 1, 1999) to June 30, 2011

			Date of
			Inception
			(July 1, 1999)
	Six Months Ended		to
	June 30,		June 30,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$ (31,291)	$ (26,909)	$ (454,204)
Adjustments to reconcile net income/(loss) to net cash used
in operating activities:
Depreciation and amortization	-	-	1,761
Amortization of interest on beneficial conversion	-	-	40,600
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	17,541	21,739	223,030

Net cash provided by operating activities	(13,750)	(5,170)	(188,813)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	-	-	(1,761)

Net cash used in investing activities	-	-	(1,761)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in notes payable	6,000	-	23,000
Increase in notes payable-Related party	7,650	5,000	87,454
Net proceeds from issuance of common stock	-	-	80,302

Net cash from financing activities	13,650	5,000	190,756

Net increase in cash	(100)	(170)	182

CASH AT BEGINNING PERIOD	282	204	-

CASH AT END OF PERIOD	$ 182	$ 34	$ 182

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAN LOGISTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS – June 30, 2011

NOTE A - PRESENTATION

The balance sheets of the Company as of June 30, 2011 and December 31, 2010, the related statements of operations for the three months ended June 30, 2011 and 2010 and the six months ended June 30, 2011 and 2010 and from the date of inception (July 1, 1999) of the development stage period through June 30, 2011, and the statements of cash flows for the six months ended June 30, 2011 and 2010 and from the date of inception (July 1, 1999) of the development stage period through June 30, 2011, (the financial statements) include all adjustments (consisting of normal recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended June 30, 2011 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's December 31, 2010, Form 10-K.

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

The Company recorded interest expense of $4,669 on the related party notes listed above for the six months ended June 30, 2011. As of June 30, 2011, the Company owed $45,352 in accrued interest on these notes.

NOTE E – NOTES PAYABLE

An independent party loaned $ 9,700 to the Company on March 12, 2008.  The note is unsecured, due upon demand and has an interest rate of 9%.

During 2010, an individual loaned $7,300 to the Company.  The note is a demand note and carries an interest rate of 9%.  The note is unsecured.

During the second quarter of 2011, an individual loaned $6,000 to the Company.  The note is a demand note and carries an interest rate of 9%.  The note is unsecured.

The Company recorded interest expense of $826 on the notes listed above for the six months ended June 30, 2011. As of June 30, 2011, the Company owed $3,529 in accrued interest on these notes.

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

NOTE G – RECENT ACCOUNTING PRONOUNCEMENTS

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

NOTE H – EQUITY

On or about June 15, 2011, the Company affected a stock dividend of five for one of our outstanding common stock. The stock dividend was treated as a stock split due to the accumulated deficit. These financials have been retrospectively adjusted for the stock dividend.

Item 2.  Management’s Discussions and Analysis of Financial Condition and Results of Operations.

Forward-looking Statements

This Report contains forward-looking statements.  All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the Company.  Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements usually contain the words "estimate," "anticipate," "believe," "expect," or similar expressions, and are subject to numerous known and unknown risks and uncertainties. In evaluating such statements, prospective investors should carefully review various risks and uncertainties identified in this Report, including the matters set forth in the Company's other Securities and Exchange Commission (“SEC”) filings.  These risks and uncertainties could cause the Company's actual results to differ materially from those indicated in the forward-looking statements.  The Company undertakes no obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us.  Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements.  Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q.  We file reports with the SEC.  We shall make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. You can read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549.  You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

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

Plan of Operation

We propose to develop, market and deliver logistical analysis, problem solving and other logistics services to business customers. Han is in the development stage and, to date, management has devoted substantially all of its time and effort to organizational and financing matters. Through the date hereof, we have not yet generated material service revenue and we have realized a net loss from operations. We did not generate revenues during the quarter ended June 30, 2011, and our net loss during that quarter was $15,381.  For the period from inception on July 1, 1999, through June 30, 2011, we had total revenues of $12,007 and a net loss of $454,204.

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

Results of Operations

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

We had no revenues for the three months ended June 30, 2011 and 2010.  Our operating expenses for the quarter ended June 30, 2011, were $12,473, as compared to $14,047 during the three months ended June 30, 2010.  This decrease was due to the decrease of professional services related to our reporting requirements.   We had total other expenses for the three months ended June 30, 2011 of $2,908, compared to $2,481 for the same period a year ago. During both periods, approximately 85-90% of this expense was interest expense payable to related parties.

We had a net loss of $15,381 for the quarter ended June 30, 2011, as compared to $16,528 for the comparable period in 2010.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

We had no revenues for the six months ended June 30, 2011 and 2010.  Our operating expenses for the six months ended June 30, 2011, were $25,796, as compared to $22,026 during the six months ended June 30, 2010.   We had total other expenses for the six months ended June 30, 2011 of $5,495, compared to $4,883 for the same period a year ago.  During both periods, approximately 85-90% of this expense was interest expense payable to related parties.

We had a net loss of $31,291 for the six months ended June 30, 2011, as compared to $26,909 for the comparable period in 2010.

Liquidity

As of June 30, 2011, we had total cash assets of $182.  We had total current liabilities of $333,484 and working capital deficiency and stockholders' deficit of $333,302 as of June 30, 2011.  Deficits accumulated during the development stage totaled $454,204.  Our financial statements are presented on the basis that Han is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. However, our independent accountants have noted that the Company has accumulated losses from operations and has the need to raise additional financing in order to satisfy its vendors and other creditors and execute its business plan.  These factors raise substantial doubt about our ability to continue as a going concern. Our future success will be dependent upon our ability to provide effective and competitive logistical analysis, problem-solving and other logistics services that meet customers' changing requirements. Should Han's efforts to raise additional capital through equity and/or debt financing fail, Amee Han Lombardi, our President/Secretary/Treasurer, is expected to provide the necessary working capital so as to permit Han to continue as a going concern.

An individual loaned the Company $6,000 during the three months ended June 30, 2011 and additional funds will be needed to continue the Company’s limited operations.

At June 30, 2011, the Company had no material operations and through the date of this filing, it has yet to obtain any other commitments for additional funding or to commence material business operations.  Until the Company obtains the capital required to develop its proposed business and obtains the necessary revenues from future operations, the Company will depend on sources other than operating revenues to meet its operating and capital needs. Operating revenues may never satisfy these needs.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2011, our disclosure controls and procedures were  not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. (Removed and Reserved).

Item 5. Other Information.

Effective as of June 28, 2011, the Company effectuated a forward split of its outstanding common stock on the basis of five for one, with such dividend to be subject to a mandatory exchange of certificates, such that the net effect of the dividend was a five for one forward split of the outstanding common stock.  Immediately following the dividend, the Company had 10,368,500 shares of common stock issued and outstanding.

During the quarterly period ended June 30, 2011, there were no material changes to the procedures by which security holders may recommend nominees to the Registrant’s Board of Directors.

Item 6. Exhibits.

Exhibit No.                         Identification of Exhibit

31 32

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of Amee Han Lombardi.

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Amee Han Lombardi.

101.INS	XBRL Instance Document*
101.PRE.	XBRL Taxonomy Extension Presentation Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.SCH	XBRL Taxonomy Extension Schema*

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

HAN LOGISTICS, INC.

Date:	August 12, 2011	By:	/s/Amee Han Lombardi
Amee Han Lombardi, President, Secretary/Treasurer and Director

Date:	August 12, 2011	By:	/s/Mike Vardakis
Mike Vardakis, Director