Form 10-Q
period 2011-09-30
HAN LOGISTICS INC
filed 2011-11-14
CIK 1132509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  November 7, 2011 – 10,368,500 shares of common stock.

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

HAN LOGISTICS, INC.

[A Development Stage Company]

CONDENSED BALANCE SHEETS

ASSETS	September 30, 2011 (Unaudited)	December 31, 2010 (Audited)
CURRENT ASSETS:
Cash	$ 182	$ 282
Total Current Assets	182	282

TOTAL ASSETS	$ 182	$ 282

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$ 172,292	$ 153,853
Accounts payable-Related parties	8,250	8,250
Accrued interest	4,051	2,704
Accrued interest-Related parties	47,839	40,682
Notes payable	23,000	17,000
Notes payable-Related parties	87,454	79,804
Total Current Liabilities	342,886	302,293

TOTAL LIABILITIES	342,886	302,293

STOCKHOLDERS' DEFICIT:
Preferred stock, $.001 par value; 175,000,000 shares authorized; no shares issued and outstanding at September 30, 2011 and December 31, 2010	-	-
Common stock, $.001 par value; 500,000,000 shares authorized; 10,368,500 shares issued and outstanding at September 30, 2011 and December 31, 2010	10,369	10,369
Additional paid-in capital	110,533	110,533
Deficit accumulated during the development stage	(463,606)	(422,913)
Total Stockholders' Deficit	(342,704)	(302,011)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 182	$ 282

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAN LOGISTICS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2011 and 2010 and for the Period from Inception

(July 1, 1999) to September 30, 2011

					Date of
					Inception
					(July 1, 1999)
	Three Months Ended		Nine Months Ended		to
	September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011
Revenues	$ -	$ -	$ -	$ -	$ 10,081
Revenues-Related party	-	-	-	-	1,926

Gross revenues	-	-	-	-	12,007

Operating Expenses:
Depreciation and amortization	-	-	-	-	1,761
General and administrative expenses	6,393	11,345	32,189	33,371	380,671

Total operating expenses	6,393	11,345	32,189	33,371	382,432

Loss from Operations	(6,393)	(11,345)	(32,189)	(33,371)	(370,425)

Other Income/(Expense)
Interest income	-	-	-	-	35
Interest (expense)	(521)	(314)	(1,347)	(747)	(4,050)
Interest (expense)-Related parties	(2,488)	(2,313)	(7,157)	(6,763)	(89,166)
Total Other Income (Expense)	(3,009)	(2,627)	(8,504)	(7,510)	(93,181)
(Loss) from Continuing Operations	(9,402)	(13,972)	(40,693)	(40,881)	(463,606)
(Loss) from Discontinued Operations	-	-	-	-	-
Loss before Income Taxes	(9,402)	(13,972)	(40,693)	(40,881)	(463,606)
Provisions for Income Taxes	-	-	-	-	-
Net (Loss)	$ (9,402)	$ (13,972)	$(40,693)	$(40,881)	$(463,606)

Net (Loss) Per Share:
Basic and Diluted	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.05)

Weighted Average Shares Outstanding
Basic and Diluted	10,368,500	10,368,500	10,368,500	10,368,500	10,162,045

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAN LOGISTICS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2011 and 2010 and for the Period from Inception

(July 1, 1999) to September 30, 2011

			Date of
			Inception
			(July 1, 1999)
	Nine Months Ended		to
	September 30,		September 30,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)	$ (40,693)	$ (40,881)	$ (463,606)
Adjustments to reconcile net income/(loss) to net cash used
in operating activities:
Depreciation and amortization	-	-	1,761
Amortization of interest on beneficial conversion	-	-	40,600
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	26,943	28,659	232,432

Net cash provided by operating activities	(13,750)	(12,222)	(188,813)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	-	-	(1,761)

Net cash used in investing activities	-	-	(1,761)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in notes payable	6,000	7,300	23,000
Increase in notes payable-Related party	7,650	5,000	87,454
Net proceeds from issuance of common stock	-	-	80,302

Net cash from financing activities	13,650	12,300	190,756

Net increase in cash	(100)	78	182

CASH AT BEGINNING PERIOD	282	204	-

CASH AT END OF PERIOD	$ 182	$ 282	$ 182

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAN LOGISTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2011

(Unaudited)

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS – September 30, 2011

NOTE A - PRESENTATION

The balance sheets of the Company as of September 30, 2011 and December 31, 2010, the related statements of operations for the three months ended September 30, 2011 and 2010 and the nine months ended September 30, 2011 and 2010 and from the date of inception (July 1, 1999) of the development stage period through September 30, 2011, and the statements of cash flows for the nine months ended September 30, 2011 and 2010 and from the date of inception (July 1, 1999) of the development stage period through September 30, 2011, (the financial statements) include all adjustments (consisting of normal recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended September 30, 2011 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's December 31, 2010, Form 10-K.

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

The Company recorded an interest expense of $7,157 on the related party notes listed above for the nine months ended September 30, 2011.  As of September 30, 2011, the Company owed $47,839 in accrued interest on these notes.

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

The Company recorded an interest expense of $1,347 on the notes listed above for the nine months ended September 30, 2011.  As of September 30, 2011, the Company owed $4,051 in accrued interest on these notes.

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

NOTE G – RECENT ACCOUNTING PRONOUNCEMENTS

In September 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement to simplify how an entity tests goodwill for impairment by permitting an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Under previous guidance an entity was required to test goodwill for impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value was less than its carrying amount, then the second step of the test was performed to measure the amount of the impairment loss. Under the new accounting pronouncement an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The pronouncement is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of this pronouncement is not expected to have a material impact on Han’s financial statements.

In June 2011, the FASB issued an accounting pronouncement that requires all non-owner changes in stockholders’ equity to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The pronouncement should be applied retrospectively effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The adoption of this pronouncement is not expected to have a material impact on Han’s financial statements.

In May 2011, the FASB issued an accounting pronouncement which amends the fair value measurement and disclosure requirements to achieve common disclosure requirements between U.S. GAAP and International Financial Reporting Standards (“IFRS”). The accounting pronouncement requires certain disclosures about transfers between level 1 and level 2 of the fair value hierarchy, sensitivity of fair value measurements categorized within Level 3 of the fair value hierarchy, and categorization by level of items that are reported at cost but are required to be disclosed at fair value. The disclosures are to be applied prospectively effective in the first interim and annual periods beginning after December 15, 2011. The adoption of this pronouncement is not expected to have a material impact on Han’s financial statements.

In April 2011, the FASB issued an accounting pronouncement which clarifies when a loan modification or restructuring is considered a troubled debt restructuring. The new pronouncement also requires new disclosures relating to troubled debt restructurings (“TDRs”). The guidance is effective for the first interim period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. For purposes of measuring impairment on newly-considered impaired receivables an entity should apply the guidance prospectively. The adoption of this pronouncement did not have a material impact on Han’s financial condition and results of operations.

NOTE H – EQUITY

On or about June 15, 2011, the Company effected a stock dividend of five for one of our outstanding common stock. The stock dividend was treated as a stock split due to the accumulated deficit. These financials have been retrospectively adjusted for the stock dividend.

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

Plan of Operation

We propose to develop, market and deliver logistical analysis, problem solving and other logistics services to business customers.  Han is in the development stage and, to date, management has devoted substantially all of its time and effort to organizational and financing matters. Through the date hereof, we have not yet generated material service revenue and we have realized a net loss from operations. We did not generate revenues during the quarter ended September 30, 2011, and our net loss during that quarter was $9,402.  For the period from inception on July 1, 1999, through September 30, 2011, we had total revenues of $12,007 and a net loss of $463,606.

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

Results of Operations

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

We had no revenues for the three months ended September 30, 2011 and 2010.  Our operating expenses for the quarter ended September 30, 2011, were $6,393, as compared to $11,345 during the three months ended September 30, 2010.  This decrease was due to the decrease of professional services related to our reporting requirements.  We had total other expenses for the three months ended September 30, 2011 of $3,009 compared to $2,627 for the same period a year ago. During both periods, approximately 80-90% of this expense was interest expense payable to related parties.

We had a net loss of $9,402 for the quarter ended September 30, 2011, as compared to $13,972 for the comparable period in 2010.

Additional funds will be needed to continue the Company’s limited operations.

Liquidity

As of September 30, 2011, we had total cash assets of $182.  We had total current liabilities of $342,886 and working capital deficiency and stockholders' deficit of $342,704 as of September 30, 2011.  Deficits accumulated during the development stage totaled $463,606.  Our financial statements are presented on the basis that Han is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. However, our independent accountants have noted that the Company has accumulated losses from operations and has the need to raise additional financing in order to satisfy its vendors and other creditors and execute its business plan.  These factors raise substantial doubt about our ability to continue as a going concern. Our future success will be dependent upon our ability to provide effective and competitive logistical analysis, problem-solving and other logistics services that meet customers' changing requirements.  Amee Han Lombardi, our President/Secretary/Treasurer, may, but is not required to, provide the necessary working capital so as to permit Han to continue as a going concern.

An individual loaned the Company $6,000 during the nine months ended September 30, 2011 and additional funds will be needed to continue the Company’s limited operations.

At September 30, 2011, the Company had no material operations and through the date of this filing, it has yet to obtain any other commitments for additional funding or to commence material business operations.  Until the Company obtains the capital required to develop its proposed business and obtains the necessary revenues from future operations, the Company will depend on sources other than operating revenues to meet its operating and capital needs. Operating revenues may never satisfy these needs.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2011, our disclosure controls and procedures were  not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None; not applicable.

Item 6. Exhibits.

Exhibit No.                         Identification of Exhibit

31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of Amee Han Lombardi.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Amee Han Lombardi.
101.INS	XBRL Instance Document*
101.PRE.	XBRL Taxonomy Extension Presentation Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.SCH	XBRL Taxonomy Extension Schema*

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

HAN LOGISTICS, INC.

Date:	November 14, 2011	By:	/s/Amee Han Lombardi
Amee Han Lombardi, President, Secretary/Treasurer and Director

Date:	November 14, 2011	By:	/s/Mike Vardakis
Mike Vardakis, Director