Form 10-K/A
period 2010-12-31
HAN LOGISTICS INC
filed 2011-12-23
CIK 1132509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

ITEM 1.  BUSINESS

Business Development

Han Logistics, Inc., is a development-stage corporation that was organized under the laws of the State of Nevada on July 1, 1999. Due to our lack of material assets or operations, we may be deemed to be a “shell company” as defined by Rule 144(i)(1) of the Securities and Exchange Commission.   We propose to commence operations in the rapidly growing logistical services industry by developing, marketing and delivering logistical analysis, problem-

solving and other logistics services to prospective business customers. These potential customers include any company that utilizes systems and processes, such as customer service, purchasing, inventory control, transportation and warehousing, in the delivery of products and/or services to customers located anywhere in the world. Ms. Amee Han Lombardi, our President/Secretary/Treasurer, was a 2004 graduate of the logistics program at the University of Nevada, Reno, who completed a successful internship at Mars, Inc.-Kal Kan, Reno, Nevada and for four years was project coordinator, acting warehouse manager, acting shipping manager, acting materials manager, and project manager at Sierra Design Group, Reno, Nevada. While Ms. Han Lombardi's strengths in the field of logistics include project management, software evaluation and report administration and her area of specialty is customer service-driven sales, she also has experience in warehousing, purchasing, manufacturing, and transportation. Ms. Han Lombardi proposes to differentiate Han Logistics' proposed services from those of our competitors by (i) providing superior, state-of-the-art logistics services and solutions highly customized to suit the unique requirements of each customer's business and (ii) by emphasizing customer service as the focus of our business philosophy and marketing strategy.

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

In addition, Rule 144 provides additional requirements for issuers that may be deemed to be “shell companies” within the definition of Rule 144(i)(1) thereof.  Rule 144(i)(1) defines a shell company as a company that is now or at any time previously has been an issuer with no or nominal operations and either:  (i) no or nominal assets; (ii) assets consisting solely of cash and cash equivalents; or (iii) assets consisting of any amount of cash and cash equivalents and nominal other assets.  Based on its lack of material operations and assets, we believe that the Company is a shell company within the meaning of the Rule.

For an issuer that is or at any time previously has been a shell company, Rule 144 will not be available for resales of restricted securities until the issuer:

(i)  has ceased to be a shell company;

(ii) is subject to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”);

(iii)  has filed all reports and other materials required to be filed by Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months (or for such shorter period that the issuer was required to file such reports and materials), other than Current Reports on Form 8-K; and

(iv)  has filed current “Form 10 information” with the Commission reflecting its status as an entity that is no longer a shell company.

Once all of these requirements have been met, and one year has elapsed from the filing of the issuer’s “Form 10 information,” restricted securities may then be sold in accordance with the above-referenced requirements of Rule 144.  This means that the holders of restricted securities of the Company will not be able to sell their shares until one year has elapsed from the date that we file the “Form 10 information” required by the Rule.  This requirement will significantly limit the ability of such stockholders to sell their shares for a significant period of time.

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

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

When used in this Annual Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect Han Logistics’ future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this Annual Report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.  Such factors are discussed further below under “Trends and Uncertainties,” and also include general economic factors and conditions that may directly or indirectly impact our financial condition or results of operations.

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

December 31, 2010

Han Logistics, Inc.

[A Development Stage Company]

TABLE OF CONTENTS

                                                                                                                                     Page

Report of Independent Registered Public Accounting Firm                                16

Balance Sheets-December 31, 2010 and 2009                                                          17

Statements of Operations for the years ended December 31, 2010 and 2009, and for the period from Inception [July 1, 1999] through

December 31, 2010                                                                                                      18

Statements of Stockholders' Equity / (Deficit) for the period from Inception

[July 1, 1999] through December 31, 2010                                                               19

Statements of Cash Flows for the years ended December 31, 2010 and 2009,

and for the period from Inception [July 1, 1999] through December 31, 2010   20

Notes to Financial Statements                                                                             21 - 29

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

We conducted our audit in accordance with the standards of the Public Company Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

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

Shareholders and other related parties had loaned $13,787 to the Company from inception through December 31, 2004.

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

Shareholders and other related parties loaned $8,700 and $2,500 during 2008 and 2007, respectively, to the Company. These loans are demand notes and carry interest rates of from 9 to 24% per annum.

Shareholders and other related parties loaned $8,917 during 2009 to the Company.  These loans are demand notes and carry an interest rate of 9-18% per annum.

Shareholders and other related parties loaned $5,000 during 2010 to the Company.  These loans are demand notes and carry an interest rate of 18% per annum.

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

Shareholders and other related parties had loaned $13,787 to the Company from inception through December 31, 2004.

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

Shareholders and other related parties loaned $8,700 and $2,500 during 2008 and 2007, respectively, to the Company. These loans are demand notes and carry interest rates of 9% to 24% per annum.

Shareholders and other related parties loaned $8,917 during 2009 to the Company.  These loans are demand notes and carry an interest rate of 9-18% per annum.

Shareholders and other related parties loaned $5,000 during 2010 to the Company.  These loans are demand notes and carry an interest rate of 18% per annum.

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

(a)(3)         Exhibits.  The following exhibits are filed as part of this Annual Report:

No.            Description*

3.1          Articles of Incorporation, filed July 1, 1999**

3.2         Amended and Restated Articles of Incorporation, filed December 9, 2010***

3.3

Bylaws **

4.1

Promissory Note dated March 30, 2005

4.2

Promissory Note dated June 1, 2005

4.3

Promissory Note dated July 31, 2005

4.4

Promissory Note dated August 22, 2005

4.5

Promissory Note dated September 25, 2005

4.6

Promissory Note dated January 31, 2007

4.7

Promissory Note dated February 2, 2007

4.8

Promissory Note dated April 5, 2007

4.9

Promissory Note dated May 11, 2007

4.10

Promissory Note dated December 18, 2007

4.11

Promissory Note dated March 12, 2008

4.12

Promissory Note dated July 15, 2008

4.13

Promissory Note dated November 10, 2008

4.14

Promissory Note dated February 27, 2009

4.15

Promissory Note dated March 18, 2009

4.16

Promissory Note dated May 18, 2009

4.17

Promissory Note dated September 30, 2009

4.18

Promissory Note dated February 23, 2010

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

HAN LOGISTICS, INC.

Date:	December 22, 2011	By:	/s/Amee Lombardi
Amee Lombardi
President, Secretary, Treasurer , Principal Financial Officer, Principal Accounting Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

HAN LOGISTICS, INC.

Date:	December 22, 2011	By:	/s/Amee Lombardi
Amee Lombardi
President, Secretary, Treasurer , Principal Financial Officer, Principal Accounting Officer and Director

Date:	December 22, 2011	By:	/s/Michael Vardakis
Michael Vardakis
Director