Form 10-K
period 2011-12-31
HAN LOGISTICS INC
filed 2012-04-12
CIK 1132509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2011

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

(1) Yes [X] No [  ]     (2) Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)  Yes [X]  No [  ]  We do not have a corporate website.

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

The market value of the voting and non-voting common stock is $368.50, based on 368,500 shares held by non-affiliates.  Due to the extremely limited trading market for the issuer’s common stock, these shares have been arbitrarily valued at par value of one mill ($0.001) per share.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Not applicable.

As of April 3, 2012, the Issuer had 10,368,500 shares of common stock outstanding.

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

ITEM 1.  BUSINESS

Business Development

Han Logistics, Inc., is a development-stage corporation that was organized under the laws of the State of Nevada on July 1, 1999.  Our prior plans to engage in the logistics business were unsuccessful and we are not currently engaged in any substantive business activity except the search for potential assets, property or businesses to acquire, and we have no current plans to engage in any other activity in the foreseeable future unless and until we complete any such acquisition.  In our present form, we are deemed to be a shell company seeking to acquire or merge with a business or company.  We do not intend to restrict our search for business opportunities to any particular business or industry, and the areas in which we will seek out business opportunities or acquisitions, reorganizations or mergers may include all lawful businesses.  We recognize that the number of suitable potential business ventures that may be available to us may be extremely limited, and may be restricted as to acquisitions, reorganizations and mergers with businesses or entities that desire to avoid what such entities may deem to be the adverse factors related to an initial public offering (“IPO”) as a method of “going public.”  The most prevalent of these factors include substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell securities on behalf of the particular issuer, the lack of or the inability to obtain the required financial statements for such an undertaking, state limitations on the amount of dilution to public investors in comparison to the shareholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations and federal and state agencies that implement them.

We are currently seeking potential assets, property or businesses to acquire. Our plan of operation for the next 12 months is to: (i) consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) commence such operations through funding and/or the acquisition of a “going concern” engaged in any industry selected.  We are unable to predict the time as to when and if we may actually participate in any specific business endeavor, and will be unable to do so until we determine any particular industry in which we may engage in business operations.

Amendments to Form 8-K by the SEC  regarding shell companies and transactions with shell companies that require the filing of all information about an acquired company that would have been required to have been filed had any such company filed a Form 10 Registration Statement with the SEC, along with required audited, interim and proforma financial statements, within four business days of the closing of any such transaction (Item 5.01(a)(8) of Form 8-K); and the amendments to Rule 144 adopted by the SEC that were effective on February 15, 2008, that limit the resale of most securities of shell companies until one year after the filing of such information, may eliminate many of the perceived advantages of these types of going public transactions.  These types of transactions are customarily referred to as “reverse” reorganizations or mergers in which the acquired company’s shareholders become the controlling shareholders in the acquiring company and the acquiring company becomes the successor to the business operations of the acquired company.  Regulations governing shell companies also deny the use of Form S-8 for the registration of securities and limit the use of this Form to a reorganized shell company until the expiration of 60 days from when any such entity is no longer considered to be a shell company.  This prohibition could further restrict opportunities for us to acquire companies that may already have stock option plans in place that cover numerous employees.  In such instances, there may be no exemption from registration for the issuance of securities in any business combination to these employees, thereby necessitating the filing of a registration statement with the SEC to complete any such reorganization, and incurring the time and expenses that are normally avoided by reverse reorganizations or mergers.

Certain amendments to Rule 144, adopted by the SEC and effective on February 15, 2008, codify the SEC’s prior position limiting the tradeability of certain securities of shell companies, including those issued by us in any acquisition, reorganization or merger, and further limit the tradeability of additional securities of shell companies; these proposals will further restrict the availability of opportunities for us to acquire any business or enterprise that desire to utilize us as a means of going public.

Any of these types of transactions, regardless of the particular prospect, would require us to issue a substantial number of shares of our common stock that could amount to as much as 95% of our outstanding voting securities following the completion of any such transaction; accordingly, investments in any such private enterprise, if available, would be much more favorable than any investment in Han Logistics.

Management intends to consider a number of factors prior to making any decision as to whether to participate in any specific business endeavor, none of which may be determinative or provide any assurance of success.  These may include, but will not be limited to, as applicable, an analysis of the quality of the particular business or entity’s management and personnel; the anticipated acceptability of any new products or marketing concepts that any such business or company may have; the merits of any such business’ or company’s technological changes; the present financial condition, projected growth potential and available technical, financial and managerial resources of any such business or company; working capital, history of operations and future prospects; the nature of present and expected competition; the quality and experience of any such business’ or company’s management services and the depth of management; the business’ or the company’s potential for further research, development or exploration; risk factors specifically related to the business’ or company’s operations; the potential for growth, expansion and profit of the business or  company; the perceived public recognition or acceptance of the company’s or the business’ products, services, trademarks and name identification; and numerous other factors which are difficult, if not impossible, to properly or accurately quantify or analyze, let alone describe or identify, without referring to specific objective criteria of an identified business or company.

Regardless, the results of operations of any specific entity may not necessarily be indicative of what may occur in the future, by reason of changing market strategies, plant or product expansion, changes in product emphasis, future management personnel and changes in innumerable other factors.  Further, in the case of a new business venture or one that is in a research and development mode, the risks will be substantial, and there will be no objective criteria to examine the effectiveness or the abilities of its management or its business objectives.  Also, a firm market for its products or services may yet need to be established, and with no past track record, the profitability of any such entity will be unproven and cannot be predicted with any certainty.

Management will attempt to meet personally with management and key personnel of any entity providing any potential business opportunity afforded to us, visit and inspect material facilities, obtain independent analysis or verification of information provided and gathered, check references of management and key personnel and conduct other reasonably prudent measures calculated to ensure a reasonably thorough review of any particular business opportunity; however, due to time constraints of management, these activities may be limited.

We are unable to predict the time as to when and if we may actually participate in any specific business endeavor. We anticipate that proposed business ventures will be made available to us through personal contacts of directors, executive officers and principal shareholders, professional advisors, broker dealers in securities, venture capital personnel and others who may present unsolicited proposals.  In certain cases, we may agree to pay a finder’s fee or to otherwise compensate the persons who submit a potential business endeavor in which we eventually participate. Such persons may include our directors, executive officers and beneficial owners of our securities or their affiliates. In this event, such fees may become a factor in negotiations regarding any potential venture and, accordingly, may present a conflict of interest for such individuals.  Management does not presently intend to acquire or merge with any business enterprise in which any member has a prior ownership interest.

Our directors and executive officers have not used any particular consultants, advisors or finders on a regular basis.

Although we currently have no plans to do so, depending on the nature and extent of services rendered, we may compensate members of management in the future for services that they may perform for us.  Because we currently have extremely limited resources, and we are unlikely to have any significant resources until we have determined a business or enterprise to engage in or have completed a reorganization, merger or acquisition, management expects that any such compensation would take the form of an issuance of shares of our common stock to these persons; this would have the effect of further diluting the holdings of our other shareholders.  There are presently no preliminary agreements or understandings between us and members of our management respecting such compensation.  Any shares issued to members of our management would be required to be resold under an effective registration statement filed with the SEC or 12 months after we file the Form 10 information about the acquired company with the SEC as now required by Form 8-K.  These provisions could further inhibit our ability to complete the acquisition of any business or complete any merger or reorganization with another entity, where finders or others who may be subject to these resale limitations refuse to provide us with any introductions or to close any such transactions unless they are paid requested fees in cash or unless we agree to file a registration statement with the SEC that includes any shares that are to be issued to them, at no cost to them.  These expenses could limit potential acquisition candidates, especially those in need of cash resources, and could affect the number of shares that our shareholders retain following any such transaction, by reason of the increased expense.

Substantial fees are also often paid in connection with the completion of all types of acquisitions, reorganizations or mergers, ranging from a small amount to as much as $600,000 or more. These fees are usually divided among promoters or founders or finders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal shareholders as consideration for their agreement to retire a portion of their shares of common stock or to provide an indemnification for all of the issuer’s prior liabilities.  Management may actively negotiate or otherwise consent to the purchase of all or any portion of their shares of common stock as a condition to, or in connection with, a proposed reorganization, merger or acquisition.  It is not anticipated that any such opportunity will be afforded to other shareholders or that such other shareholders will be afforded the opportunity to approve or consent to any particular stock buy-out transaction.  In the event that any such fees are paid or shares are purchased, these requirements may become a factor in negotiations regarding any potential acquisition or merger by us and, accordingly, may also present a conflict of interest for such individuals. We have no present arrangements or understandings regarding any of these types of fees or opportunities.  Any of these types of fees that are paid in shares of our common stock will also be subject to the resale limitations embodied in the 2008 amendments to Rule 144.

As of the date hereof, we have not entered into any agreement with any business or company regarding the possibility of an acquisition, reorganization, merger or other business combination with us.

During the next 12 months, our only foreseeable cash requirements will relate to the payment of our Securities and Exchange Commission and Exchange Act reporting filing expenses, including associated legal and accounting fees; costs incident to reviewing or investigating any potential business venture; and maintaining our good standing as a corporation in our state of organization.  We anticipate that these funds will be provided to us in the form of loans from management or directors of the Company.  There are no written agreements requiring such persons to provide these cash resources.

Business Description

None; not applicable.

Distribution Methods of the Products or Services

None; not applicable.

Status of any Publicly Announced New Product or Service

None; not applicable.

Competitive Business Conditions and Smaller Reporting Company's Competitive Position in the Industry and Methods of Competition

Management believes that there are literally thousands of shell companies engaged in endeavors similar to those engaged in by the Company; many of these companies have substantial current assets and cash reserves. Competitors also include thousands of other publicly-held companies whose business operations have proven unsuccessful, and whose only viable business opportunity is that of providing a publicly-held vehicle through which a private entity may have access to the public capital markets via a reverse reorganization or merger.  There is no reasonable way to predict our competitive position or that of any other entity in these endeavors; however, we, having limited assets and no cash reserves, will no doubt be at a competitive disadvantage in competing with entities that have significant cash resources and have recent operating histories when compared with the complete lack of any substantive operations by the Company.

Sources and Availability of Raw Materials and Names of Principal Suppliers

None; not applicable.

Dependence on One or a Few Major Customers

None; not applicable.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration

None; not applicable.

Need for any Governmental Approval of Principal Products or Services

Because we currently have no business operations and produce no products nor provide any services, we are not presently subject to any governmental regulation in this regard.  However, in the event that we complete a reorganization, merger or acquisition transaction with an entity that is engaged in business operations or provides products or services, we will become subject to all governmental approval requirements to which the reorganized, merged or acquired entity is subject or may become subject.

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

We are required to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the Securities and Exchange Commission on a regular basis, and are required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.

Research and Development Costs During the Last Two Fiscal Years

We did not spend any money on research and development during the period from January 1, 2010, through December 31, 2011.

Cost and Effects of Compliance with Environmental Laws

We do not believe that our current or intended business operations are subject to any material environmental laws, rules or regulations that would have an adverse material effect on our business operations or financial condition or result in a material compliance cost; however, we will become subject to all such governmental requirements to which the reorganized, merged or acquired entity is subject or may become subject.

Number of Total Employees and Number of Full-Time Employees

None.

Available Information

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

ITEM 2:  PROPERTIES

Han Logistics maintains its offices pursuant to a verbal arrangement rent-free at the residence of Amee Han Lombardi, who is a director and the President/Secretary/Treasurer of the Company. We expect that our present office arrangement will be adequate to meet our needs for the foreseeable future.

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

ITEM 4:  MINE SAFETY DISCLOSURES

None; not applicable.

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no “established trading market” for our shares of common stock. Our shares of common stock are quoted on the OTC Bulletin Board of the Financial Industry Regulatory Authority (“FINRA”) under the symbol “HANO.” However, management does not expect any established trading market to develop unless and until we have material operations. In any event, no assurance can be given that any market for our common stock will develop or be maintained. If a public market ever develops in the future, the sale of “unregistered” and “restricted” shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission by members of management or others may have a substantial adverse impact on any such market.  All of these persons have satisfied the six-month holding period requirement of Rule 144.

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

Period	High	Low
January 1, 2010 through March 31, 2010	$1.55	$0.05

April 1, 2010 through June 30, 2010	$1.25	$0.11

July 1, 2010 through September 30, 2010	$1.25	$0.55

October 1, 2010 through December 31, 2010	$5.00	$1.25

January 1, 2011 through March 31, 2011	$5.00	$0.55

April 1, 2011 through June 27, 2011	$5.00	$0.55

June 28, 2011 through June 30, 2011 (After a 5 for 1 split)	None	None

July 1, 2011 through September 30, 2011	None	None

October 1, 2011 through December 31, 2011	$0.01	$0.01

Holders

The Company currently has 53 shareholders, not including an indeterminate number who may hold shares in “street name.”

Dividends

Holders of shares of common stock are entitled to share pro rata in dividends and distributions with respect to the common stock when, as and if declared by the Board of Directors out of funds legally available therefor. We have not paid any dividends on our common stock and have no intention to pay any dividends in the foreseeable future.

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

We did not issue any unregistered securities during the calendar year ended December 31, 2011.

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

Shell Companies

The following is an excerpt from Rule 144(i) regarding resales of securities of shell companies:

“(i)  Unavailability to securities of issuers with no or nominal operations and no or nominal non-cash assets.

(1)

This section is not available for the resale of securities initially issued by an issuer defined below:

(i)   An issuer, other than a business combination related shell company, as defined in §230.405, or an asset-backed issuer, as defined in Item 1101(b) of Regulation AB (§229.1101(b) of this chapter), that has:

(A)

No or nominal operations; and

(B)

Either :

(1)   No or nominal assets;

(2)   Assets consisting solely of cash and cash equivalents; or

(3)   Assets consisting of any amount of cash and cash equivalents and nominal other assets; or

(ii)

An issuer that has been at any time previously an issuer described in paragraph (i)(1)(i).

(2)

Notwithstanding paragraph (i)(1), if the issuer of the securities previously had been an issuer described in paragraph (i)(1)(i) but has ceased to be an issuer described in paragraph (i)(1)(i); is subject to the reporting requirements of section 13 or 15(d) of the Exchange Act; has filed all reports and other materials required to be filed by section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months (or for such shorter period that the issue was required to file such reports and materials), other than Form 8-K reports (§249.308 of this chapter); and has filed current “Form 10 information” with the Commission reflecting its status as an entity that is no longer an issuer described in paragraph (i)(1)(i), then those securities may be sold subject to the requirements of this section after one year has elapsed from the date that the issuer filed “Form 10 information” with the Commission.

(3)

The term “Form 10 information” means the information that is required by Form 10 or Form 20-F (§249.220f of this chapter), as applicable to the issuer of the securities, to register under the Exchange Act each class of securities being sold under this rule.  The issuer may provide the Form 10 information in any filing of the issuer with the Commission.  The Form 10 information is deemed filed when the initial filing is made with the Commission.”

Securities of a shell company cannot be publicly sold under Rule 144 in the absence of compliance with this subparagraph, though the SEC has implied that these restrictions would not be enforced respecting securities issued by a shell company while it was not determined to be a shell company.

Section 4(1) of the Securities Act

Since the Company is a shell company as defined in subparagraph (i) of Rule 144, its shares of common stock cannot be publicly resold under Rule 144 until the Company complies with the requirements outlined above under the heading “Shell Companies.”  Until those requirements have been satisfied, any resales of its shares of common stock must be made in compliance with the provisions of the exemption from registration under the Securities Act provided in Section 4(1) thereof, applicable to persons other than “an issuer, underwriter or a dealer.” That will require that such shares of common stock be sold in “routine trading transactions,” which would include compliance with substantially all of the requirements of Rule 144, regardless of its availability; and such resales may be limited to the Company’s non-affiliates.  It is the position of the SEC that the Section 4(1) exemption is not available for the resale of any securities of an issuer that is or was a shell company, by directors, executive officers, promoters or founders or their transferees.  See NASD Regulation, Inc., CCH Federal Securities Law Reporter, 1990-2000 Decisions, Paragraph No. 77,681, the so-called “Worm-Wulff Letter.”

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

Use of Proceeds of Registered Securities

During the calendar year ended December 31, 2011, we did not receive any proceeds from the sale of registered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs
Month #1 October 1, 2011	None	None	None	None
Month #2 November 1, 2011	None	None	None	None
Month #3 December 1, 2011	None	None	None	None
Total	None	None	None	None

ITEM 6:  SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

When used in this Annual Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking regarding events, conditions, and financial trends that may affect Han Logistics’ future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this Annual Report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements as a result of various factors.  Such factors are discussed further below under “Trends and Uncertainties,” and also include general economic factors and conditions that may directly or indirectly impact our financial condition or results of operations.

Plan of Operation

The Company’s plan of operation for the next 12 months is to: (i) consider guidelines of industries in which the Company may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a “going concern” engaged in any industry selected.

During the next 12 months, the Company’s only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with legal fees, accounting fees and reviewing or investigating any potential business venture, which may be advanced by management or principal stockholders as loans to the Company. Because we have not determined any business or industry in which our operations will be commenced, and we have not identified any prospective venture as of the date of this Annual Report, it is impossible to predict the amount of any such loan. Any such loan will be on terms no less favorable to the Company than would be available from a commercial lender in an arm’s length transaction. No advance or loan from any affiliate will be required to be repaid as a condition to any agreement with future acquisition partners.

When and if a business will commence or an acquisition be made is presently unknown and will depend upon various factors, including but not limited to funding and its availability and if and when any potential acquisition may become available to the Company at terms acceptable to the Company.  The estimated costs associated with reviewing and verifying information about a potential business venture would be mainly for due diligence and the legal process and could cost between $5,000 and $25,000.  These funds will either be required to be loaned by management or raised in private offerings; the Company cannot assure you that it can raise funds if needed.

Liquidity and Capital Resources

As of December 31, 2011, we had total cash assets of $232. We had total current liabilities of $354,845 and working capital deficit and stockholders’ deficit of $354,613. Deficit accumulated during the development stage through December 31, 2011 totaled $475,515.

Results of Operations

During the calendar years ended December 31, 2011 and December 31, 2010, we received total revenues of $0.  General and administrative expenses were $40,981 in the 2011 fiscal year, as compared to $50,485 in the 2010 period. This decrease was due principally to a decrease in legal fees in 2011.  Depreciation expense totaled $0 and $0, respectively, in the calendar years ended December 31, 2011, and 2010.  Net operating loss was $40,981 and $50,485, respectively, during these periods.

During the 2011 calendar year, other expenses totaled $11,621, of which $9,751 was interest expense to a related party and $1,870 was non-related party interest expense.  In the December 31, 2010, calendar year, these figures were $9,105 and $1,132, respectively.  Net loss in calendar 2011 was $52,602, or $0.01 per share, as compared to net loss of $60,722, or $0.01 per share, in calendar 2010.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements for the year ended December 31, 2011.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Han Logistics, Inc.

[A Development Stage Company]

Financial Statements and Report of Independent Registered

as of December 31, 2011 and 2010

and for the years ended December 31, 2011 and 2010

and for the Period from Inception(July 1, 1999) through

December 31, 2011

Han Logistics, Inc.

[A Development Stage Company]

TABLE OF CONTENTS

                                                                                                                            Page

Report of Independent Registered Public Accounting Firm                            15

Balance Sheets-December 31, 2011 and 2010                                                      16

Statements of Operations for the years ended December 31, 2011 and 2010, and for the period from Inception [July 1, 1999] through

December 31, 2011                                                                                                   17

Statements of Stockholders' Equity / (Deficit) for the period from Inception

[July 1, 1999] through December 31, 2011                                                            18

Statements of Cash Flows for the years ended December 31, 2011 and 2010,

and for the period from Inception [July 1, 1999] through December 31, 2011 19

Notes to Financial Statements                                                                             20-24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Han Logistics, Inc. [a development stage company]

Reno, NV

We have audited the accompanying balance sheets of Han Logistics, Inc. [a development stage company] as of December 31, 2011 and 2010, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2011 and 2010, and for the period from inception [July 1, 1999] through December 31, 2011. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Han Logistics, Inc. [a development stage company] as of December 31, 2011 and 2010, and the results of its operations and cash flows for the years ended December 31, 2011 and 2010, and for the period from inception [July 1, 1999] through December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

/s/Mantyla McReynolds, LLC

Mantyla McReynolds, LLC

Salt Lake City, Utah

April 11, 2012

HAN LOGISTICS, INC.

[A DEVELOPMENT STAGE COMPANY]

BALANCE SHEETS

December 31, 2011 and 2010

ASSETS

	December 31, 2011	December 31, 2010

CURRENT ASSETS:
Cash	$ 232	$ 282

Total Current Assets	232	282

TOTAL ASSETS	$ 232	$ 282

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$ 172,934	$ 153,853
Accounts payable-Related party	8,250	8,250
Accrued interest	4,573	2,704
Accrued interest - Related Parties	50,434	40,682
Notes payable	23,000	17,000
Notes payable - Related parties	95,654	79,804

Total Current Liabilities	354,845	302,293

STOCKHOLDERS' DEFICIT: Preferred stock, Class A Preferred Sock 175,000,000 shares authorized; $0.001 par value, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized; 10,368,500 shares issued and outstanding	10,369	10,369
Additional paid-in capital	110,533	110,533
Deficit accumulated during the development stage	(475,515)	(422,913)
Total Stockholders' Deficit	(354,613)	(302,011)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 232	$ 282

The accompanying notes are an integral part of these financial statements.

HAN LOGISTICS, INC.

[A DEVELOPMENT STAGE COMPANY]

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010 AND FOR THE PERIOD

FROM INCEPTION (JULY 1, 1999) TO DECEMBER 31, 2011

	Year Ended December 31, 2011	Year Ended December 31, 2010	Inception (July 1, 1999) to December 31, 2011

Revenues	$ -	$ -	$ 10,081
Revenues - Related Party	-	-	1,926

TOTAL REVENUES	-	-	12,007

EXPENSES:
Depreciation	-	-	1,761
General and administrative expenses	40,981	50,485	389,463

TOTAL OPERATING EXPENSES	40,981	50,485	391,224

NET OPERATING LOSS	(40,981)	(50,485)	(379,217)

OTHER INCOME (EXPENSE)
Interest income	-	-	35
Interest expense	(1,870)	(1,132)	(4,573)
Interest expense - Related Party	(9,751)	(9,105)	(91,760)

TOTAL OTHER INCOME/(EXPENSE)	(11,621)	(10,237)	(96,298)

NET LOSS	$ (52,602)	$ (60,722)	$ (475,515)

EARNINGS (LOSS) PER SHARE	$ (0.01)	$ (0.01)	$ (0.05)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	10,368,500	10,368,500	10,171,917

The accompanying notes are an integral part of these financial statements.

HAN LOGISTICS, INC.

[A DEVELOPMENT STAGE COMPANY]

STATEMENTS OF STOCKHOLDERS' EQUITY/(DEFICIT)

FOR THE PERIOD FROM INCEPTION (JULY 1, 1999) TO DECEMBER 31, 2011

			Additional		Net
	Capital Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity (Deficit)
Balance, July 1, 1999	0	$ -	$ -	$ -	$ -
Issued stock for cash at inception	10,000,000	10,000	17,000		27,000
Net loss for the Period Ended December 31, 1999				(2,426)	(2,426)
Balance, December 31, 1999	10,000,000	10,000	17,000	(2,426)	24,574
Net loss for the Year Ended December 31, 2000				(29,845)	(29,845)
Balance, December 31, 2000	10,000,000	10,000	17,000	(32,271)	(5,271)
Net loss for the Year Ended December 31, 2001				(6,107)	(6,107)
Balance, December 31, 2001	10,000,000	10,000	17,000	(38,378)	(11,378)
Net loss for the Year Ended December 31, 2002				(2,528)	(2,528)
Balance, December 31, 2002	10,000,000	10,000	17,000	(40,906)	(13,906)
Net loss for the Year Ended December 31, 2003				(3,001)	(3,001)
Balance, December 31, 2003	10,000,000	10,000	17,000	(43,907)	(16,907)
Net loss for the Year Ended December 31, 2004				(6,438)	(6,438)
BALANCE, December 31, 2004	10,000,000	10,000	17,000	(50,345)	(23,345)
Common stock issued for cash	267,500	268	53,232	-	53,500
Stock Issuance Costs	-	-	(20,398)	-	(20,398)
Cost of beneficial conversion feature	-	-	23,500	-	23,500
Net loss for the year ended December 31, 2005	-	-	-	(53,459)	(53,459)
BALANCE, December 31, 2005	10,267,500	10,268	73,334	(103,804)	(20,202)
Common stock issued for cash	101,000	101	20,099	-	20,200
Net loss for the year ended December 31, 2006	-	-	-	(85,306)	(85,306)
BALANCE, December 31, 2006	10,368,500	10,369	93,433	(189,110)	(85,308)
Cost of beneficial conversion feature	-	-	17,100	-	17,100
Net loss for the year ended December 31, 2007	-	-	-	(80,774)	(80,774)
BALANCE, December 31, 2007	10,368,500	10,369	110,533	(269,884)	(148,982)
Net loss for the year ended December 31, 2008	-	-	-	(41,403)	(41,403)
BALANCE, December 31, 2008	10,368,500	10,369	110,533	(311,287)	(190,385)
Net loss for the year ended December 31, 2009	-	-	-	(50,904)	(50,904)
BALANCE, December 31, 2009	10,368,500	10,369	110,533	(362,191)	(241,289)
Net loss for the year ended December 31, 2010	-	-	-	(60,722)	(60,722)
BALANCE, December 31, 2010	10,368,500	10,369	110,533	(422,913)	(302,011)
Net loss for the year ended December 31, 2011	-	-	-	(52,602)	(52,602)
BALANCE, December 31, 2011	10,368,500	$ 10,369	$ 110,533	$ (475,515)	$ (354,613)

The accompanying notes are an integral part of these financial statements.

HAN LOGISTICS, INC.

[A DEVELOPMENT STAGE COMPANY]

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010 AND FOR THE

PERIOD FROM INCEPTION (JULY 1, 1999) TO DECEMBER 31, 2011

	Year Ended December 31, 2011	Year Ended December 31, 2010	(July 1, 1999) to December 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) from operations	$ (52,602)	$ (60,722)	$ (475,515)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	-	1,761
Amortization of interest on beneficial conversion	-	-	40,600
Changes in assets and liabilities:
Increase in accounts payable	19,081	38,263	181,184
Increase (decrease) in accrued interest	11,621	10,237	55,007

Net cash provided by operating activities	(21,900)	(12,222)	(196,963)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	-	-	(1,761)

Net cash used in investing activities	-	-	(1,761)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in notes payable	6,000	7,300	23,000
Increase (decrease) in notes payable - Related party	15,850	5,000	95,654
Net proceeds from issuance of common stock	-	-	80,302

Net cash provided by financing activities	21,850	12,300	198,956

Net Increase (decrease) in cash	(50)	78	232

CASH AT BEGINNING PERIOD	282	204	-

CASH AT END OF PERIOD	$ 232	$ 282	$ 232

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for income taxes	$ -	$ -	$ -

Cash paid for interest expense	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

HAN LOGISTICS, INC.

[A DEVELOPMENT STAGE COMPANY]

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

NOTE 1 – Organization, History and Business Activity

Han Logistics, Inc. (Company) was founded July 1, 1999 and was organized to engage in the business of development, marketing and delivering of logistical analysis, problem solving and other logistics services and general business services.  The Company was incorporated under the laws of the State of Nevada.

The Company is considered to be in the development stage as defined by Statement of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 915, Development Stage.  It has yet to commence full-scale operations and it continues to develop its planned principal operations.

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

Accounts Receivable

Trade receivables are recognized and carried at the original invoice amount less allowance for any un-collectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. There were no bad debts for the period ended December 31, 2011.

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

The fair value of the Company’s debt as of December 31, 2011 and 2010, approximated fair value at those times.

Fair value of financial instruments: The carrying amounts of financial instruments, including cash and cash equivalents, short-term investments, accounts payable, accrued expenses and notes payables approximated fair value as of December 31, 2011 and 2010 because of the relative short term nature of these instruments. At December 31, 2011 and 2010, the fair value of the Company’s debt approximates carrying value.

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

We classify interest and penalties arising from the underpayment of income taxes in the statement of income under general and administrative expenses. As of December 31, 2011, we had no accrued interest or penalties related to uncertain tax positions. The tax years 2011, 2010 and 2009 remain open to examination.

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

For the period ended December 31, 2011, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.  Total potentially dilutive securities as of December 31, 2011 were approximately 546,870 shares.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date.  If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

NOTE   3 – Financial Condition and Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company incurred a net loss of $52,602 for the period ended December 31, 2011.  It also sustained operating losses in prior years as well. These factors raise substantial doubt as to its ability to obtain debt and/or equity financing and achieve profitable operations.

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

NOTE 4 – Income Taxes

We have no unrecognized tax benefit, which would affect the effective tax rate if recognized. There has been no significant change in the unrecognized tax benefit during the year ended December 31, 2011.

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

The components of deferred income tax assets (liabilities) at December 31, 2011, were as follows:

	Balance	Rate	Tax
Federal loss carryforward (expires through 2031)	$434,915	34%	$ 147,871
Valuation allowance			(147,871)
Deferred tax asset			$ -

A reconciliation between expected and actual tax liability is presented below.

Expected Provision (Benefit)
$ (17,885)
Effect of: Increase in valuation allowance	17,885
Total Actual Provision	$ -

At December 31, 2011, Han Logistics, Inc. has an a net operating loss carry forward for Federal income tax purposes totaling approximately $434,915 which, if not utilized, will begin to expire in 2019 and completely expire in the year 2031.  During 2011, the valuation allowance increased by $17,885 from $129,986 as of December 31, 2010.

The following table summarizes the Company’s net operating loss carry forwards:

Amount	Expires
2,426	2019
29,845	2020
6,107	2021
2,528	2022
3,001	2023
6,438	2024
29,959	2025
85,306	2026
63,674	2027
41,403	2028
50,904	2029
60,722	2030
52,602	2031

NOTE 5 - Common Stock

On July 1, 1999, the Board of Directors authorized a stock issuance totaling 10,000,000 shares of common stock to an officer of the Company for cash consideration of $27,000, or $0.0027 per share.

During 2005, the Company issued 267,500 shares of common stock. $20,398 of stock issuance costs was offset against additional paid-in capital.

During 2006, the Company issued 101,000 shares of common stock under this offering for gross proceeds of $20,200.

During 2010, the Company increased the number of authorized $0.001 par value common stock from 50,000,000 to 500,000,000. The Company also authorized a new class of preferred stock.  175,000,000 preferred shares were authorized with a $0,001 par value.  The Board of Directors may determine the powers, preferences and rights of any series of preferred shares.

On or about June 15, 2011, the Company effected a stock dividend of five for one of our outstanding common stock. The stock dividend was treated as a stock split due to the accumulated deficit. These financial statements have been retrospectively adjusted for the stock dividend.

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

Shareholders and other related parties loaned $23,800 to the Company during 2005, which is convertible to common stock at a rate of $0.10 per share.  The effect of conversion on the loss per share calculation would be anti-dilutive, as the Company incurred losses in each of the periods presented in the financial statements. Additionally, the Company recorded an interest expense of $23,800 for the conversion feature of the loans made during 2005.

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

Shareholders and other related parties loaned $15,850 during 2011 to the Company.  These loans are demand notes and carry an interest rate of 9% per annum.

The Company recorded an interest expense of $9,751 and $9,105 on the related party notes listed above for the years ended December 31, 2011 and 2010, respectively.  As of December 31, 2011, the Company owed $50,434 in accrued interest on these notes.

NOTE 7 – Note Payable

An independent party loaned $ 9,700 to the Company on March 12, 2008.  The note is unsecured, due upon demand and has an interest rate of 9%.

During 2010, an individual loaned $7,300 to the Company.  The note is a demand note and carries an interest rate of 9%.  The note is unsecured.

During 2011, an individual loaned $6,000 to the Company.  The note is a demand note and carries an interest rate of 9%.  The note is unsecured.

The Company recorded an interest expense of $1,870 and $1,132 on the notes listed above for the years ended December 31, 2011 and 2010.  As of December 31, 2011, the Company owed $4,573 in accrued interest on these notes.

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

The Company’s management, with the participation of the President and Treasurer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, our management, with the participation of the President and Vice President, concluded that, as of December 31, 2011, our internal control over financial reporting was not effective due to certain material weaknesses identified during our evaluation.

These material weaknesses relate to:

•

The lack of sufficient knowledge and expertise among management and our Board of Directors regarding the application of GAAP and SEC requirements; and

•

Segregation of duties, in that we had only one person performing all accounting-related duties.

We believe that both of these material weaknesses existed at December 31, 2011.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the fourth quarter of our 2011 fiscal year.

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

Background and Business Experience

Amee Han Lombardi, age 42, has served as the President, the Treasurer and a director of Han Logistics since its inception on July 1, 1999. She is currently our President/Secretary/Treasurer and a director. From July 2000 to May 2004, she was employed by Sierra Design Group, a gaming engineering firm based in Reno, Nevada, as a project coordinator, acting warehouse manager, acting shipping manager, acting materials manager, and project manager. Ms. Han Lombardi graduated from the University of Nevada, Reno, Nevada, majoring in logistics management, in December 2004. She completed a logistics internship with Mars, Inc. - Kal Kan, Reno, Nevada, during which she researched and analyzed the optimal utilization of logistics technicians; wrote ISO-9000 compliant procedures manuals for several positions; developed applied software capable of consolidating technician duties and reduced man hours; and made software revisions, situationally adapted software, revised key personnel duties and made various other recommendations. She was employed, from June 1997 through June 1999, by United Blood Services, Reno, Nevada, as a Senior Donor Care Specialist, with responsibility for the determination of donor eligibility based upon Federal guidelines; the administration of post-donation care; and the leadership of a special projects team engaged in maximizing efficiency and scope in the utilization of resources. From October 1992 through March 1997, Ms. Han Lombardi was employed in the position of Senior Customer Service Agent by the Eldorado Hotel and Casino, Reno, Nevada. In this position, she was responsible for customer service and development and the training of all departmental new hires. She was employed, from April 1991 through May 1992, by Sheraton Worldwide Reservations, Austin, Texas, as a Reservations Agent with responsibility for a database of over 500 properties. Ms. Han Lombardi attended the University of Texas, Austin, Texas, from September 1987 through May 1992.

Michael Vardakis, age 47, has served as director of our Company since January, 2005. Mr. Vardakis also served as President and Treasurer of Syntony Group, Inc. from March 20, 2003, to June, 2006. Mr. Vardakis has served as the Secretary and a director since August 9, 2001, and Treasurer since August 28, 2001, of Asyst Corporation, a publicly-held company and a "reporting issuer" under the Exchange Act, until his resignation from all of these positions in February, 2004. Mr. Vardakis is also presently serving as the President and a director of Gulf & Orient Steamship Company, Ltd., a reporting publicly-held company, since March 6, 2003. Since 1991, he has been employed as a salesman, and served as the Secretary, for AAA Jewelry & Loan, Inc. ("AAA Jewelry & Loan"), of Salt Lake City, Utah, a closely-held pawn brokerage business managed and co-owned by Terry S. Pantelakis, Mr. Vardakis' father-in- law. Since 1994, Mr. Vardakis has served as an executive officer, a director and a controlling shareholder of Michael Angelo Jewelers, Inc. ("Michael Angelo Jewelers"), Salt Lake City, Utah, a closely-held retail jewelry business that he founded together with Angelo Vardakis, his brother. He has been a manager and a 50% owner of M.N.V. Holdings, LLC, Salt Lake City, Utah, a real estate holding company; from July, 1997 until April, 2002, Mr. Vardakis served as President and a director of Pawnbrokers Exchange, Inc., a "reporting issuer" under the Exchange Act, until 2001; and since November, 1997, Mr. Vardakis has been a manager and a member of M.H.A., LLC, Salt Lake City, Utah, a closely-held investment company co-owned together with his brother, Angelo Vardakis, among others. Since June 1996, Mr. Vardakis has served as a director and a controlling shareholder of TMV Holdings, Inc. ("TMV Holdings"), Sparks, Nevada, privately-held investment company that he co-owns with Vincent Lombardi. He has also been a manager and a member of two Salt Lake City, Utah, real estate holding companies, V Financial, LLC, and BNO, LLC, since December 1999 and January 1997, respectively. He attended the University of Utah, Salt Lake City, Utah, from 1983 through 1984.

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

During the past ten years, no director, promoter or control person:

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

•

was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting the following activities:

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

Engaging in any type of business practice; or

Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities lawsorFederal commodities laws;

•

was the subject of any order, judgment or decree, not subsequently reverse, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in the preceding bullet point, or to be associated with persons engaged in any such activity;

•

was found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or State securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated;

•

was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

•

was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

any Federal or State securities or commodities law or regulation; or

any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

any law or regulation prohibiting mail or wire fraud in connection with any business activity; or

•

was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, or any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Promoters and control person.

See the heading “Transactions with Related Persons” below.

Compliance With Section 16(a) of the Exchange Act

Our shares of common stock are registered under the Exchange Act, and therefore our officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely upon our review during the fiscal year ended December 31, 2011, there were no reports required to be filed.

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

ITEM 11:  EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
Amee Han Lombardi President, Secretary, Treasurer, Director	12/31/11 12/31/10 12/31/09	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Michael Vardakis Director	12/31/11 12/31/10 12/31/09	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

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

Ownership of Principal Shareholders

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	Amee Han Lombardi	10,000,000 - Direct	96.45%

Security Ownership of Management

The following table sets forth the share holdings of the Company’s directors and executive officers as of December 31, 2011:

Ownership of Officers and Directors

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	Amee Han Lombardi	10,000,000 - Direct	96.45
Common	Michael Vardakis	0	0%

Changes in Control

There are no additional present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	None	None	None
Equity compensation plans not approved by security holders	None	None	None
Total	None	None	None

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

Shareholders and other related parties loaned $15,850 during 2011 to the Company.  This loan is a demand note and carries an interest rate of 9% per annum.

The Company incurred $9,751 and $9,105 in interest expense to related parties as of December 31, 2011 and 2010, respectively.  As of December 31, 2011, the Company has an accrued interest liability of $50,434 on related party loans.

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

Parents of the Smaller Reporting Company

Amee Han Lombardi may be deemed to be a parent of the issuer due to her ownership of approximately 96.45% of its issued and outstanding shares.

Director Independence

The Company does not have any independent directors serving on its board of directors.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to the Company by its principal accountants during the fiscal years ended December 31, 2011 and 2010:

Fee Category	2011	2010
Audit Fees	$15,065	$15,120
Audit-related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$15,065	$15,120

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

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)    Financial Statements.  See the audited financial statements for the year ended December 31, 2011 contained in Item 8 above which are incorporated herein by this reference.

(a)(3)         Exhibits.  The following exhibits are filed as part of this Annual Report:

No.            Description(1)

3.1

Articles of Incorporation, filed July 1, 1999 (2)

3.2

Amended and Restated Articles of Incorporation, filed December 9, 2010 (3)

3.3

Bylaws

4.1

Promissory Note dated March 30, 2005(4)

14

Code of Ethics (5)

31 Certification of Amee Han Lombardi, the Company’s President, Secretary/Treasurer, pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32 Certification of Amee Han Lombardi pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101 INS

XBRL Instance Document (6)

101 PRE

XBRL Taxonomy Extension Presentation Linkbase Document (6)

101 LAB

XBRL Taxonomy Extension Label Linkbase Document (6)

101 DEF

XBRL Taxonomy Extension Definition Linkbase Document (6)

101 CAL

XBRL Taxonomy Extension Calculation Linkbase Document (6)

101 SCH

XBRL Taxonomy Extension Schema Document (6)

(1)   Incorporated herein by reference.

 (2) Attached as an exhibit to our SB-2 Registration Statement filed with the Securities and Exchange Commission on January 19, 2001

(3)  Attached as Appendix A to our Definitive Information Statement filed with the Securities and Exchange Commission on November 17, 2010

(4)  Attached as an exhibit to our 10KSB for the year ended December 31, 2005, filed with the Securities and Exchange Commission on April 14, 2006

(5)   Attached as an exhibit to our 10K/A for the year ended December 31, 2010, filed with the Securities and Exchange Commission on

(6)   Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAN LOGISTICS, INC.

Date:	April 11, 2012	By:	/s/Amee Lombardi
Amee Lombardi
President, Secretary, Treasurer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

HAN LOGISTICS, INC.

Date:	April 11, 2012	By:	/s/Amee Lombardi
Amee Lombardi
President, Secretary, Treasurer and Director

Date:	April 11, 2012	By:	/s/Michael Vardakis
Michael Vardakis
Director