Form 10-Q
period 2012-03-31
HAN LOGISTICS INC
filed 2012-05-15
CIK 1132509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to____________

Commission File No. 000-52273

HAN LOGISTICS, INC.

(Exact name of registrant as specified in its charter)

Nevada	88-0435998
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

605 South State Street

Salt Lake City, Utah  84111

(Address of Principal Executive Offices)

(801) 532-0323

(Registrant’s telephone number, including area code)

3889 Vistacrest

Reno, Nevada  89509

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: May 11, 2012 – 10,368,500 shares of common stock.

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

HAN LOGISTICS, INC.

[A Development Stage Company]

CONDENSED BALANCE SHEETS

(Unaudited)

ASSETS	March 31, 2012	December 31, 2011
CURRENT ASSETS:
Cash	$ 207	$ 232
Total Current Assets	207	232

TOTAL ASSETS	$ 207	$ 232

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$ 172,609	$ 172,934
Accounts payable-Related parties	8,250	8,250
Accrued interest	5,088	4,573
Accrued interest-Related parties	53,072	50,434
Notes payable	23,000	23,000
Notes payable-Related parties	103,154	95,654
Total Current Liabilities	365,173	354,845

TOTAL LIABILITIES	365,173	354,845

STOCKHOLDERS' DEFICIT:
Preferred stock, $.001 par value; 175,000,000 shares authorized; no shares issued and outstanding at March 31, 2012 and December 31, 2011	-	-
Common stock, $.001 par value; 500,000,000 shares authorized; 10,368,500 shares issued and outstanding at March 31, 2012 and December 31, 2011	10,369	10,369
Additional paid-in capital	110,533	110,533
Deficit accumulated during the development stage	(485,868)	(475,515)
Total Stockholders' Deficit	(364,966)	(354,613)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 207	$ 232

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAN LOGISTICS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2012 and 2011 and for the Period from Inception

(July 1, 1999) to March 31, 2012

			Date of
			Inception
			(July 1, 1999)
	Three Months Ended		to
	March 31,		March 31,
	2012	2011	2012
Revenues	$ -	$ -	$ 10,081
Revenues-Related party	-	-	1,926

Gross revenues	-	-	12,007

Operating Expenses:
Depreciation and amortization	-	-	1,761
General and administrative expenses	7,199	13,323	396,662

Total operating expenses	7,199	13,323	398,423

Loss from Operations	(7,199)	(13,323)	(386,416)

Other Income/(Expense)
Interest income	-	-	35
Interest (expense)	(515)	(378)	(5,088)
Interest (expense)-Related parties	(2,639)	(2,209)	(94,399)
Total Other Income (Expense)	(3,154)	(2,587)	(99,452)

Net Loss	$ (10,353)	$ (15,910)	$ (485,868)

Net Loss Per Share:
Basic and Diluted	$ (0.01)	$ (0.01)	$ (0.05)

Weighted Average Shares Outstanding Basic and Diluted	10,368,500	10,368,500	10,175,759

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAN LOGISTICS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2012 and 2011 and for the Period from Inception

(July 1, 1999) to March 31, 2012

			Date of
			Inception
			(July 1, 1999)
	Three Months Ended		to
	March 31,		March 31,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$ (10,353)	$ (15,910)	$ (485,868)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	-	-	1,761
Amortization of interest on beneficial conversion	-	-	40,600
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	2,828	8,160	239,019

Net cash provided by operating activities	(7,525)	(7,750)	(204,488)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	-	-	(1,761)

Net cash used in investing activities	-	-	(1,761)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in notes payable	-	-	23,000
Increase in notes payable-Related party	7,500	7,650	103,154
Net proceeds from issuance of common stock	-	-	80,302

Net cash from financing activities	7,500	7,650	206,456

Net increase in cash	(25)	(100)	207

CASH AT BEGINNING PERIOD	232	282	-

CASH (OVERDRAFT) AT END OF PERIOD	$ 207	$ 182	$ 207

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAN LOGISTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS – March 31, 2012

NOTE A - PRESENTATION

The balance sheets of the Company as of March 31, 2012 and December 31, 2011, the related statements of operations for the three months ended March 31, 2012 and 2011 and from the date of inception (July 1, 1999) of the development stage period through March 31, 2012, and the statements of cash flows for the three months ended March 31, 2012 and 2011 and from the date of inception (July 1, 1999) of the development stage period through March 31, 2012, (the financial statements) include all adjustments (consisting of normal recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's December 31, 2011, Form 10-K.

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

NOTE C - Related Party Transactions

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

Shareholders and other related parties loaned $7,500 during the first quarter of 2012 to the Company.  This loan is a demand note and carries an interest rate of 9% per annum.

The Company recorded an interest expense of $2,639 and $2,209 on the related party notes listed above for the quarter ended March 31, 2012 and 2011, respectively.  As of March 31, 2012, the Company owed $53,072 in accrued interest on these notes.

NOTE D – Note Payable

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

The Company recorded an interest expense of $515 and $378 on the notes listed above for the quarter ended March 31, 2012 and 2011.  As of March 31, 2012, the Company owed $5,088 in accrued interest on these notes.

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

NOTE F – RECENT ACCOUNTING PRONOUNCEMENTS

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

During the next 12 months, the Company’s only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with legal fees, accounting fees and reviewing or investigating any potential business venture, which may be advanced by management or principal stockholders as loans to the Company. Because we have not determined any business or industry in which our operations will be commenced, and we have not identified any prospective venture as of the date of this Quarterly Report, it is impossible to predict the amount of any such loan. Any such loan will be on terms no less favorable to the Company than would be available from a commercial lender in an arm’s length transaction. No advance or loan from any affiliate will be required to be repaid as a condition to any agreement with future acquisition partners.

When and if a business will commence or an acquisition be made is presently unknown and will depend upon various factors, including but not limited to the availability of funding and if and when any potential acquisition may become available to the Company at terms acceptable to the Company.  The estimated costs associated with reviewing and verifying information about a potential business venture would be mainly for due diligence and could cost between $5,000 and $25,000.  These funds will either be required to be loaned by management or raised in private offerings; the Company cannot assure you that it can raise funds if needed.

Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

We had no revenues for the three months ended March 31, 2012 and 2011.  Our operating expenses for the quarter ended March 31, 2012, were $7,199, as compared to $13,323 during the three months ended March 31, 2011.  This decrease was due to the decrease of professional services related to the timing of the completion of our reporting requirements.  We had total other expenses for the three months ended March 31, 2012 of $3,154 compared to $2,587 for the same period a year ago. During both periods, approximately 80-90% of this expense was interest expense payable to related parties.

We had a net loss of $10,353 for the quarter ended March 31, 2012, as compared to $15,910 for the comparable period in 2011.

Liquidity

As of March 31, 2012, we had total cash assets of $207.  We had total current liabilities of $365,173 and working capital deficiency and stockholders' deficit of $364,966 as of March 31, 2012.  Deficits accumulated during the development stage totaled $485,868.

A shareholder and other related parties loaned the Company $7,500 during the three months ended March 31, 2012.  The note is a demand note an bears an interest rate of 9% per annum.  Additional funds will be needed in order to maintain the Company’s good standing in the State of Nevada and to comply with its reporting obligations under the Securities Exchange Act of 1934, as amended.

At March 31, 2012, the Company had no material operations and through the date of this filing, it has yet to obtain any other commitments for additional funding or to commence material business operations.  Until the Company obtains the capital required to develop its proposed business and obtains the necessary revenues from future operations, the Company will depend on sources other than operating revenues to meet its operating and capital needs. Operating revenues may never satisfy these needs.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2012, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Mine Safety Disclosures.

None, not applicable.

Item 5. Other Information.

None; not applicable.

Item 6. Exhibits.

Exhibit No.                         Identification of Exhibit

31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of Michael Vardakis.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Michael Vardakis.
101.INS	XBRL Instance Document*
101.PRE.	XBRL Taxonomy Extension Presentation Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.SCH	XBRL Taxonomy Extension Schema*

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

 HAN LOGISTICS, INC.

Dated:  May 15, 2012

By Michael Vardakis

President, Secretary/Treasurer and Director