Form 10-Q
period 2012-06-30
HAN LOGISTICS INC
filed 2012-08-09
CIK 1132509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ].  The registrant does not maintain a corporate web site.

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: August 8, 2012 – 10,368,500 shares of common stock.

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

HAN LOGISTICS, INC.

[A Development Stage Company]

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2012	December 31, 2011

ASSETS
CURRENT ASSETS:
Cash	$ 207	$ 232
Total Current Assets	207	232

TOTAL ASSETS	$ 207	$ 232

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$ 186,399	$ 172,934
Accounts payable-Related parties	8,250	8,250
Accrued interest	5,602	4,573
Accrued interest-Related parties	55,878	50,434
Notes payable	23,000	23,000
Notes payable-Related parties	103,154	95,654
Total Current Liabilities	382,283	354,845

TOTAL LIABILITIES	382,283	354,845

STOCKHOLDERS' DEFICIT:
Preferred stock, $.001 par value; 175,000,000 shares authorized; no shares issued and outstanding at June 30, 2012 and December 31, 2011	-	-
Common stock, $.001 par value; 500,000,000 shares authorized; 10,368,500 shares issued and outstanding at June 30, 2012 and December 31, 2011	10,369	10,369
Additional paid-in capital	110,533	110,533
Deficit accumulated during the development stage	(502,978)	(475,515)
Total Stockholders' Deficit	(382,076)	(354,613)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 207	$ 232

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAN LOGISTICS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2012 and 2011 and for the Period from Inception

(July 1, 1999) to June 30, 2012

					Date of
					Inception
					(July 1, 1999)
	Three Months Ended		Six Months Ended		to
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012
Revenues	$ -	$ -	$ -	$ -	$ 10,081
Revenues-Related party	-	-	-	-	1,926

Gross revenues	-	-	-	-	12,007

Operating Expenses:
Depreciation and amortization	-	-	-	-	1,761
General and administrative expenses	13,791	12,473	20,990	25,796	410,453

Total operating expenses	13,791	12,473	20,990	25,796	412,214

Loss from Operations	(13,791)	(12,473)	(20,990)	(25,796)	(400,207)

Other Income/(Expense)
Interest income	-	-	-	-	35
Interest (expense)	(514)	(448)	(1,029)	(826)	(5,602)
Interest (expense)-Related parties	(2,805)	(2,460)	(5,444)	(4,669)	(97,204)
Total Other Income (Expense)	(3,319)	(2,908)	(6,473)	(5,495)	(102,771)

Net (Loss)	$ (17,110)	$ (15,381)	$ (27,463)	$ (31,291)	$(502,978)

Net (Loss) Per Share:
Basic and Diluted	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.05)

Weighted Average Shares Outstanding
Basic and Diluted	10,368,500	10,368,500	10,368,500	10,368,500	10,179,454

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAN LOGISTICS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2012 and 2011 and for the Period from Inception

(July 1, 1999) to June 30, 2012

			Date of
			Inception
			(July 1, 1999)
	Six Months Ended		to
	June 30,		June 30,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$ (27,463)	$ (31,291)	$ (502,978)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	-	-	1,761
Amortization of interest on beneficial conversion	-	-	40,600
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	19,938	17,541	256,129

Net cash provided by operating activities	(7,525)	(13,750)	(204,488)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	-	-	(1,761)

Net cash used in investing activities	-	-	(1,761)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in notes payable	-	6,000	23,000
Increase in notes payable-Related party	7,500	7,650	103,154
Net proceeds from issuance of common stock	-	-	80,302

Net cash from financing activities	7,500	13,650	206,456

Net increase in cash	(25)	(100)	207

CASH AT BEGINNING PERIOD	232	282	-

CASH (OVERDRAFT) AT END OF PERIOD	$ 207	$ 182	$ 207

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAN LOGISTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

NOTE A - PRESENTATION

The balance sheets of the Company as of June 30, 2012 and December 31, 2011, the related statements of operations for the three months ended June 30, 2012 and 2011 and the six months ended June 30, 2012 and 2011 and from the date of inception (July 1, 1999) of the development stage period through June 30, 2012, and the statements of cash flows for the six months ended June 30, 2012 and 2011 and from the date of inception (July 1, 1999) of the development stage period through June 30, 2012, (the financial statements) include all adjustments (consisting of normal recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended June 30, 2012 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's December 31, 2011, Form 10-K.

NOTE B - GOING CONCERN

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

NOTE C – RECENT ACCOUNTING PRONOUNCEMENTS

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date.  If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

NOTE D - DEVELOPMENT STAGE COMPANY

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

NOTE E – RELATED PARTY TRANSACTIONS

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

The Company recorded an interest expense of $2,805 and $2,460 on the related party notes listed above for the quarter ended June 30, 2012 and 2011, respectively.  As of June 30, 2012, the Company owed $55,878 in accrued interest on these notes.

NOTE F – NOTE PAYABLE

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

The Company recorded an interest expense of $514 and $448 on the notes listed above for the quarter ended June 30, 2012 and 2011.  As of June 30, 2012, the Company owed $5,602 in accrued interest on these notes.

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

Results of Operations

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

We had no revenues for the three months ended June 30, 2012 and 2011.  Our operating expenses for the quarter ended June 30, 2012, were $13,791, as compared to $12,473 during the three months ended June 30, 2011.  This increase was due to the increase of professional services related to the timing of the completion of the periodic reports that we file with the SEC. We had total other expenses for the three months ended June 30, 2012 of $3,319 compared to $2,908 for the same period a year ago. During both periods, this expense was interest expense payable to related and non-related parties.

We had a net loss of $17,110 for the quarter ended June 30, 2012, as compared to $15,381 for the comparable period in 2011.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

We had no revenues for the six months ended June 30, 2012 and 2011.  Our operating expenses for the six months ended June 30, 2012, were $20,990, as compared to $25,796 during the six months ended June 30, 2011.  This decrease was due to the decrease of professional services related to the timing of the completion of the periodic reports that we file with the SEC. We had total other expenses for the six months ended June 30, 2012 of $6,473 compared to $5,495 for the same period a year ago. During both periods, approximately 80-90% of this expense was interest expense payable to related parties.

We had a net loss of $27,463 for the six months ended June 30, 2012, as compared to $31,291 for the comparable period in 2011.

Liquidity

As of June 30, 2012, we had total cash assets of $207.  We had total current liabilities of $382,283 and working capital deficiency and stockholders' deficit of $382,076 as of June 30, 2012.  Deficits accumulated during the development stage totaled $502,978.

Additional funds will be needed in order to maintain the Company’s good standing in the State of Nevada and to comply with its reporting obligations under the Securities Exchange Act of 1934, as amended.

At June 30, 2012, the Company had no material operations and through the date of this filing, it has yet to obtain any other commitments for additional funding or to commence material business operations.  Until the Company obtains the capital required to develop its proposed business and obtains the necessary revenues from future operations, the Company will depend on sources other than operating revenues to meet its operating and capital needs. Operating revenues may never satisfy these needs.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2012, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

HAN LOGISTICS, INC.

Date:	August 9, 2012	By:	/s/Michael Vardakis
President, Secretary/Treasurer, and Director