Form 10-Q
period 2012-09-30
HAN LOGISTICS INC
filed 2012-11-14
CIK 1132509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  November 6, 2012 – 10,368,500 shares of common stock.

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

HAN LOGISTICS, INC.

[A Development Stage Company]

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2012	December 31, 2011

ASSETS
CURRENT ASSETS:
Cash	$ 137	$ 232
Total Current Assets	137	232

TOTAL ASSETS	$ 137	$ 232

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$ 184,022	$ 172,934
Accounts payable-Related parties	8,250	8,250
Accrued interest	6,123	4,573
Accrued interest-Related parties	58,796	50,434
Notes payable	23,000	23,000
Notes payable-Related parties	110,154	95,654
Total Current Liabilities	390,345	354,845

TOTAL LIABILITIES	390,345	354,845

STOCKHOLDERS' DEFICIT:
Preferred stock, $.001 par value; 175,000,000 shares authorized; no shares issued and outstanding at September 30, 2012 and December 31, 2011	-	-
Common stock, $.001 par value; 500,000,000 shares authorized; 10,368,500 shares issued and outstanding at September 30, 2012 and December 31, 2011	10,369	10,369
Additional paid-in capital	110,533	110,533
Deficit accumulated during the development stage	(511,110)	(475,515)
Total Stockholders' Deficit	(390,208)	(354,613)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 137	$ 232

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAN LOGISTICS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2012 and 2011 and for the Period from Inception

(July 1, 1999) to September 30, 2012

					Date of
					Inception
					(July 1, 1999)
	Three Months Ended		Nine Months Ended		to
	September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012
Revenues	$ -	$ -	$ -	$ -	$ 10,081
Revenues-Related party	-	-	-	-	1,926

Gross revenues	-	-	-	-	12,007

Operating Expenses:
Depreciation and amortization	-	-	-	-	1,761
General and administrative expenses	4,693	6,393	25,683	32,189	415,146

Total operating expenses	4,693	6,393	25,683	32,189	416,907

Loss from Operations	(4,693)	(6,393)	(25,683)	(32,189)	(404,900)

Other Income/(Expense)
Interest income	-	-	-	-	35
Interest (expense)	(520)	(521)	(1,549)	(1,347)	(6,122)
Interest (expense)-Related parties	(2,919)	(2,488)	(8,363)	(7,157)	(100,123)
Total Other Income (Expense)	(3,439)	(3,009)	(9,912)	(8,504)	(106,210)

Net (Loss)	$ (8,132)	$ (9,402)	$ (35,595)	$ (40,693)	$(511,110)

Net (Loss) Per Share:
Basic and Diluted	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.05)

Weighted Average Shares Outstanding
Basic and Diluted	10,368,500	10,368,500	10,368,500	10,368,500	10,183,048

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAN LOGISTICS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2012 and 2011 and for the Period from Inception

(July 1, 1999) to September 30, 2012

			Date of
			Inception
			(July 1, 1999)
	Nine Months Ended		to
	September 30,		September 30,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$ (35,595)	$ (40,693)	$ (511,110)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	-	-	1,761
Amortization of interest on beneficial conversion	-	-	40,600
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	21,000	26,943	257,191

Net cash provided by operating activities	(14,595)	(13,750)	(211,558)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	-	-	(1,761)

Net cash used in investing activities	-	-	(1,761)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in notes payable	-	6,000	23,000
Increase in notes payable-Related party	14,500	7,650	110,154
Net proceeds from issuance of common stock	-	-	80,302

Net cash from financing activities	14,500	13,650	213,456

Net increase in cash	(95)	(100)	137

CASH AT BEGINNING PERIOD	232	282	-

CASH (OVERDRAFT) AT END OF PERIOD	$ 137	$ 182	$ 137

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAN LOGISTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

NOTE A - PRESENTATION

The balance sheets of the Company as of September 30, 2012 and December 31, 2011, the related statements of operations for the three months ended September 30, 2012 and 2011 and the nine months ended September 30, 2012 and 2011 and from the date of inception (July 1, 1999) of the development stage period through September 30, 2012, and the statements of cash flows for the nine months ended September 30, 2012 and 2011 and from the date of inception (July 1, 1999) of the development stage period through September 30, 2012, (the financial statements) include all adjustments (consisting of normal recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended September 30, 2012 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's December 31, 2011, Form 10-K.

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

Shareholders and other related parties loaned $14,500 during the first nine months of 2012 to the Company.  This loan is a demand note and carries an interest rate of 9% per annum.

The Company recorded an interest expense of $2,919 and $2,488 on the related party notes listed above for the quarter ended September 30, 2012 and 2011, respectively.  As of September 30, 2012, the Company owed $58,796 in accrued interest on these notes.

NOTE F – NOTES PAYABLE

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

The Company recorded an interest expense of $520 and $521 on the notes listed above for the quarter ended September 30, 2012 and 2011.  As of September 30, 2012, the Company owed $6,123 in accrued interest on these notes.

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

Results of Operations

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

We had no revenues for the three months ended September 30, 2012 and 2011.  Our operating expenses for the quarter ended September 30, 2012, were $4,693, as compared to $6,393 during the three months ended September 30, 2011.  This decrease was due to the decrease of professional services related to the timing of the completion of our reporting requirements.  We had total other expenses for the three months ended September 30, 2012 of $3,439 compared to $3,009 for the same period a year ago. During both periods, this expense was interest expense payable to related and non-related parties.

We had a net loss of $8,132 for the quarter ended September 30, 2012, as compared to $9,402 for the comparable period in 2011.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

We had no revenues for the nine months ended September 30, 2012 and 2011.  Our operating expenses for the nine months ended September 30, 2012, were $25,683, as compared to $32,189 during the nine months ended September 30, 2011.  This decrease was due to the decrease of professional services related to the timing of the completion of the periodic reports that we file with the SEC.  We had total other expenses for the nine months ended September 30, 2012 of $9,912 compared to $8,504 for the same period a year ago. During both periods, approximately 85% of this expense was interest expense payable to related parties.

We had a net loss of $35,595 for the nine months ended September 30, 2012, as compared to $40,693 for the comparable period in 2011.

Liquidity

As of September 30, 2012, we had total cash assets of $137.  We had total current liabilities of $390,345 and working capital deficiency and stockholders' deficit of $390,208 as of September 30, 2012.  Deficits accumulated during the development stage totaled $511,110.

Additional funds will be needed in order to maintain the Company’s good standing in the State of Nevada and to comply with its reporting obligations under the Securities Exchange Act of 1934, as amended.

At September 30, 2012, the Company had no material operations and through the date of this filing, it has yet to obtain any other commitments for additional funding or to commence material business operations.  Until the Company obtains the capital required to develop its proposed business and obtains the necessary revenues from future operations, the Company will depend on sources other than operating revenues to meet its operating and capital needs. Operating revenues may never satisfy these needs.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2012, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

HAN LOGISTICS, INC.

Date:	November 14, 2012	By:	/s/Michael Vardakis
President, Secretary/Treasurer, and Director