Form 10-K
period 2012-12-31
HAN LOGISTICS INC
filed 2013-03-22
CIK 1132509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2012

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

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Not applicable.

As of March 11, 2013, the Issuer had 10,368,500 shares of common stock outstanding.

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

Although we currently have no plans to do so, depending on the nature and extent of services rendered, we may compensate members of management in the future for services that they may perform for us.  Because we currently have extremely limited resources, and we are unlikely to have any significant resources until we have determined a business or enterprise to engage in or have completed a reorganization, merger or acquisition, management expects that any such compensation would take the form of an issuance of shares of our common stock to these persons; this would have the effect of further diluting the holdings of our other shareholders.  There are presently no preliminary agreements or understandings between us and members of our management regarding such compensation.  Any shares issued to members of our management would be required to be resold under an effective registration statement filed with the SEC or 12 months after we file the Form 10 information about the acquired company with the SEC as now required by Form 8-K.  These provisions could further inhibit our ability to complete the acquisition of any business or complete any merger or reorganization with another entity, where finders or others who may be subject to these resale limitations refuse to provide us with any introductions or to close any such transactions unless they are paid requested fees in cash or unless we agree to file a registration statement with the SEC that includes any shares that are to be issued to them, at no cost to them.  These expenses could limit potential acquisition candidates, especially those in need of cash resources, and could affect the number of shares that our shareholders retain following any such transaction, by reason of the increased expense.

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

Research and Development Costs During the Last Two Fiscal Years

We did not spend any money on research and development during the period from January 1, 2011, through December 31, 2012.

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

ITEM 2:  PROPERTIES

Han Logistics maintains its offices pursuant to a verbal arrangement rent-free at the office of Michael Vardakis who is a director and the President/Secretary/Treasurer of the Company. We expect that our present office arrangement will be adequate to meet our needs for the foreseeable future.

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

Period	High	Low
January 1, 2011 through March 31, 2011	$5.00	$0.55

April 1, 2011 through June 27, 2011	$5.00	$0.55

June 28, 2011 through June 30, 2011 (After a 5 for 1 split)	None	None

July 1, 2011 through September 30, 2011	None	None

January 1, 2012 through March 31, 2012	$0.01	$0.01

April 1, 2012 through June 30, 2012	$0.02	$0.01

July 1, 2012 through September 30, 2012	$0.02	$0.02

October 1, 2012 through December 31, 2012	$0.02	$0.02

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

We did not issue any unregistered securities during the calendar year ended December 31, 2012.

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

Use of Proceeds of Registered Securities

During the calendar year ended December 31, 2012, we did not receive any proceeds from the sale of registered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs
Month #1 October 1, 2012	None	None	None	None
Month #2 November 1, 2012	None	None	None	None
Month #3 December 1, 2012	None	None	None	None
Total	None	None	None	None

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

Liquidity and Capital Resources

As of December 31, 2012, we had total cash assets of $137.  We had total current liabilities of $401,561 and working capital deficit and stockholders’ deficit of $401,424.  Deficit accumulated during the development stage through December 31, 2012 totaled $522,326.

Results of Operations

During the calendar years ended December 31, 2012 and December 31, 2011, we received total revenues of $0.  General and administrative expenses were $33,385 in the 2012 fiscal year, as compared to $40,981 in the 2011 period.  This decrease was due principally to a decrease in legal fees in 2012.  Net operating loss was $33,385 and $40,981, respectively, during these periods.

During the 2012 calendar year, other expenses totaled $13,426, of which $11,356 was interest expense to a related party and $2,070 was non-related party interest expense.  In the December 31, 2011, calendar year, these figures were $9,751 and $1,870, respectively.  Net loss in calendar 2012 was $46,811, or $0.01 per share, as compared to net loss of $52,602, or $0.01 per share, in calendar 2011.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements for the year ended December 31, 2012.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Han Logistics, Inc.

[A Development Stage Company]

TABLE OF CONTENTS

                                                                                                                                      Page

Report of Independent Registered Public Accounting Firm                                 15

Balance Sheets-December 31, 2012 and 2011                                                           16

Statements of Operations for the years ended December 31, 2012 and 2011, and for the period from Inception [July 1, 1999] through

December 31, 2012                                                                                                        17

Statements of Stockholders' Equity / (Deficit) for the period from Inception

[July 1, 1999] through December 31, 2012                                                                18

Statements of Cash Flows for the years ended December 31, 2012 and 2011,

and for the period from Inception [July 1, 1999] through December 31, 2012    19

Notes to Financial Statements                                                                             20-24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Han Logistics, Inc. [a development stage company]

We have audited the accompanying balance sheets of Han Logistics, Inc. [a development stage company] as of December 31, 2012 and 2011, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2012 and 2011, and for the period from inception [July 1, 1999] through December 31, 2012. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Han Logistics, Inc. [a development stage company] as of December 31, 2012 and 2011, and the results of its operations and cash flows for the years ended December 31, 2012 and 2011, and for the period from inception [July 1, 1999] through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Han Logistics, Inc. will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has accumulated losses from operations and negative operating cash flows during the period from inception through December 31, 2012. Management’s plans in regard to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Mantyla McReynolds, LLC

Mantyla McReynolds, LLC

Salt Lake City, Utah

March 22, 2013

HAN LOGISTICS, INC.

[A DEVELOPMENT STAGE COMPANY]

BALANCE SHEETS

December 31, 2012 and 2011

ASSETS

	December 31, 2012	December 31, 2011

CURRENT ASSETS:
Cash	$ 137	$ 232

Total Current Assets	137	232

TOTAL ASSETS	$ 137	$ 232

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$ 191,724	$ 172,934
Accounts payable-Related party	8,250	8,250
Accrued interest	6,643	4,573
Accrued interest - Related Parties	61,790	50,434
Notes payable	23,000	23,000
Notes payable - Related parties	110,154	95,654

Total Current Liabilities	401,561	354,845

STOCKHOLDERS' DEFICIT: Preferred Stock 175,000,000 shares authorized; $0.001 par value, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized; 10,368,500 shares issued and outstanding	10,369	10,369
Additional paid-in capital	110,533	110,533
Deficit accumulated during the development stage	(522,326)	(475,515)
Total Stockholders' Deficit	(401,424)	(354,613)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 137	$ 232

The accompanying notes are an integral part of these financial statements.

HAN LOGISTICS, INC.

[A DEVELOPMENT STAGE COMPANY]

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011 AND FOR THE PERIOD

FROM INCEPTION (JULY 1, 1999) TO DECEMBER 31, 2012

	Year Ended December 31, 2012	Year Ended December 31, 2011	Inception (July 1, 1999) to December 31, 2012

Revenues	$ -	$ -	$ 10,081
Revenues - Related Party	-	-	1,926

TOTAL REVENUES	-	-	12,007

EXPENSES:
Depreciation	-	-	1,761
General and administrative expenses	33,385	40,981	422,848

TOTAL OPERATING EXPENSES	33,385	40,981	424,609

NET OPERATING LOSS	(33,385)	(40,981)	(412,602)

OTHER INCOME (EXPENSE)
Interest income	-	-	35
Interest expense	(2,070)	(1,870)	(6,643)
Interest expense - Related Party	(11,356)	(9,751)	(103,116)

TOTAL OTHER INCOME/(EXPENSE)	(13,426)	(11,621)	(109,724)

NET LOSS	$ (46,811)	$ (52,602)	$ (522,326)

EARNINGS (LOSS) PER SHARE	$ (0.01)	$ (0.01)	$ (0.05)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	10,368,500	10,368,500	10,186,509

The accompanying notes are an integral part of these financial statements.

HAN LOGISTICS, INC.

[A DEVELOPMENT STAGE COMPANY]

STATEMENTS OF STOCKHOLDERS' EQUITY/(DEFICIT)

FOR THE PERIOD FROM INCEPTION (JULY 1, 1999) TO DECEMBER 31, 2012

			Additional		Net
	Capital Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity (Deficit)
Balance, July 1, 1999	0	$ -	$ -	$ -	$ -
Issued stock for cash at inception	10,000,000	10,000	17,000		27,000
Net loss for the Period Ended December 31, 1999				(2,426)	(2,426)
Balance, December 31, 1999	10,000,000	10,000	17,000	(2,426)	24,574
Net loss for the Year Ended December 31, 2000				(29,845)	(29,845)
Balance, December 31, 2000	10,000,000	10,000	17,000	(32,271)	(5,271)
Net loss for the Year Ended December 31, 2001				(6,107)	(6,107)
Balance, December 31, 2001	10,000,000	10,000	17,000	(38,378)	(11,378)
Net loss for the Year Ended December 31, 2002				(2,528)	(2,528)
Balance, December 31, 2002	10,000,000	10,000	17,000	(40,906)	(13,906)
Net loss for the Year Ended December 31, 2003				(3,001)	(3,001)
Balance, December 31, 2003	10,000,000	10,000	17,000	(43,907)	(16,907)
Net loss for the Year Ended December 31, 2004				(6,438)	(6,438)
BALANCE, December 31, 2004	10,000,000	10,000	17,000	(50,345)	(23,345)
Common stock issued for cash	267,500	268	53,232	-	53,500
Stock Issuance Costs	-	-	(20,398)	-	(20,398)
Cost of beneficial conversion feature	-	-	23,500	-	23,500
Net loss for the year ended December 31, 2005	-	-	-	(53,459)	(53,459)
BALANCE, December 31, 2005	10,267,500	10,268	73,334	(103,804)	(20,202)
Common stock issued for cash	101,000	101	20,099	-	20,200
Net loss for the year ended December 31, 2006	-	-	-	(85,306)	(85,306)
BALANCE, December 31, 2006	10,368,500	10,369	93,433	(189,110)	(85,308)
Cost of beneficial conversion feature	-	-	17,100	-	17,100
Net loss for the year ended December 31, 2007	-	-	-	(80,774)	(80,774)
BALANCE, December 31, 2007	10,368,500	10,369	110,533	(269,884)	(148,982)
Net loss for the year ended December 31, 2008	-	-	-	(41,403)	(41,403)
BALANCE, December 31, 2008	10,368,500	10,369	110,533	(311,287)	(190,385)
Net loss for the year ended December 31, 2009	-	-	-	(50,904)	(50,904)
BALANCE, December 31, 2009	10,368,500	10,369	110,533	(362,191)	(241,289)
Net loss for the year ended December 31, 2010	-	-	-	(60,722)	(60,722)
BALANCE, December 31, 2010	10,368,500	10,369	110,533	(422,913)	(302,011)
Net loss for the year ended December 31, 2011	-	-	-	(52,602)	(52,602)
BALANCE, December 31, 2011	10,368,500	$ 10,369	$ 110,533	$ (475,515)	$ (354,613)
Net loss for the year ended December 31, 2012	-	-	-	(46,811)	(46,811)
BALANCE, December 31, 2012	10,368,500	$ 10,369	$ 110,533	$ (522,326)	$ (401,424)

The accompanying notes are an integral part of these financial statements.

HAN LOGISTICS, INC.

[A DEVELOPMENT STAGE COMPANY]

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011 AND FOR THE

PERIOD FROM INCEPTION (JULY 1, 1999) TO DECEMBER 31, 2012

	Year Ended December 31, 2012	Year Ended December 31, 2011	(July 1, 1999) to December 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) from operations	$ (46,811)	$ (52,602)	$ (522,326)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	-	1,761
Amortization of interest on beneficial conversion	-	-	40,600
Changes in assets and liabilities:
Increase in accounts payable	18,790	19,081	199,974
Increase (decrease) in accrued interest	13,426	11,621	68,433

Net cash provided by operating activities	(14,595)	(21,900)	(211,558)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	-	-	(1,761)

Net cash used in investing activities	-	-	(1,761)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in notes payable	-	6,000	23,000
Increase (decrease) in notes payable - Related party	14,500	15,850	110,154
Net proceeds from issuance of common stock	-	-	80,302

Net cash provided by financing activities	14,500	21,850	213,456

Net Increase (decrease) in cash	(95)	(50)	137

CASH AT BEGINNING PERIOD	232	282	-

CASH AT END OF PERIOD	$ 137	$ 232	$ 137

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for income taxes	$ -	$ -	$ -

Cash paid for interest expense	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

HAN LOGISTICS, INC.

[A DEVELOPMENT STAGE COMPANY]

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE 1 – Organization, History and Business Activity

Han Logistics, Inc. (Company) was founded July 1, 1999 and was organized to engage in the business of the development, marketing and delivering of logistical analysis, problem solving and other logistics services and general business services.  The Company was incorporated under the laws of the State of Nevada.  The Company is currently considering new business opportunities for its planned principal operations.

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

Accounts Receivable

Trade receivables are recognized and carried at the original invoice amount less allowance for any un-collectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. There were no bad debts for the periods ended December 31, 2012 and 2011.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

HAN LOGISTICS, INC.

[A DEVELOPMENT STAGE COMPANY]

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

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

Fair value of financial instruments: The carrying amounts of financial instruments, including cash and cash equivalents, short-term investments, accounts payable, accrued expenses and notes payables approximated fair value as of December 31, 2012 and 2011 because of the relative short term nature of these instruments. At December 31, 2012 and 2011, the fair value of the Company’s debt approximates carrying value.

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

DECEMBER 31, 2012 AND 2011

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

The Company records interest and penalties arising from the underpayment of income taxes in the statement of income under general and administrative expenses. As of December 31, 2012 and 2011, the Company had no accrued interest or penalties related to uncertain tax positions. The company also did not have any uncertain tax benefits during these years. The tax years 2012, 2011 and 2010 remain open to examination.

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

For the period ended December 31, 2012, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.  Total potentially dilutive securities as of December 31, 2012 approximate 546,870 shares (see Note 6).

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB, the American Institute of Certified Public Accountants ("AICPA"), and the SEC did not or are not believed by management to have a material impact on the Company's present financial statements.

HAN LOGISTICS, INC.

[A DEVELOPMENT STAGE COMPANY]

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE   3 – Financial Condition and Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company incurred a net loss of $46,811 for the period ended December 31, 2012.  It also sustained operating losses in prior years as well. These factors raise substantial doubt as to its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management intends to raise additional operating funds through equity and/or debt offerings.  However, there can be no assurance management will be successful in its endeavors.  We are currently seeking potential assets, property or businesses to acquire.

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

The components of deferred income tax assets (liabilities) at December 31, 2012, were as follows:

	Balance	Rate	Tax
Federal loss carryforward (expires through 2032)	$481,727	34%	$ 163,787
Valuation allowance			(163,787)
Deferred tax asset			$ -

A reconciliation between expected and actual tax liability is presented below.

Expected Provision (Benefit)
$ (15,916)
Effect of: Increase in valuation allowance	15,916
Total Actual Provision	$ -

HAN LOGISTICS, INC.

[A DEVELOPMENT STAGE COMPANY]

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE 4 – Income Taxes-Continued

At December 31, 2012, Han Logistics, Inc. has an a net operating loss carry forward for Federal income tax purposes totaling approximately $481,727 which, if not utilized, will begin to expire in 2019 and completely expire in the year 2032.  During 2012, the valuation allowance increased by $15,916 from $147,871 as of December 31, 2012.

The following table summarizes the Company’s net operating loss carry forwards:

Amount	Expires
2,426	2019
29,845	2020
6,107	2021
2,528	2022
3,001	2023
6,438	2024
29,959	2025
85,306	2026
63,674	2027
41,403	2028
50,904	2029
60,722	2030
52,602	2031
46,811	2032

HAN LOGISTICS, INC.

[A DEVELOPMENT STAGE COMPANY]

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

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

During 2010, the Company increased the number of authorized, $.001 par value, common stock from 50,000,000 to 500,000,000 shares.  The Company also authorized a new class of preferred stock of 175,000,000 shares, par value $0.001.  The Board of Directors may determine the powers, preferences and rights of any series of preferred shares.

On or about June 15, 2011, the Company effected a stock dividend of five for one of our outstanding common stock. The stock dividend was treated as a stock split due to the accumulated deficit.  These financial statements have been retroactively adjusted for the stock dividend.

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

Shareholders and other related parties loaned $23,800 to the Company during 2005, which is convertible to common stock at a rate of $0.10 per share.  The effect of conversion on the loss per share calculation would be anti-dilutive, as the Company incurred losses in each of the periods presented in the financial statements. Additionally, the Company recorded an interest expense of $23,500 for the conversion feature of the loans made during 2005.

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

HAN LOGISTICS, INC.

[A DEVELOPMENT STAGE COMPANY]

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE 6 - Related Party Transactions - Continued

Shareholders and other related parties loaned $15,850 during 2011 to the Company.  These loans are demand notes and carry an interest rate of 9% per annum.

Shareholders and other related parties loaned $14,500 during 2012 to the Company.  These loans are demand notes and carry an interest rate of 9% per annum.

The Company recorded an interest expense of $11,356 on the related party notes listed above for the year ended December 31, 2012.  As of December 31, 2012, the Company owed $61,790 in accrued interest on these notes.

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

The Company recorded an interest expense of $2,070 on the notes listed above for the year ended December 31, 2012. As of December 31, 2012, the Company owed $6,643 in accrued interest on these notes.

NOTE 8 – Subsequent Events

On February 20, 2013, the Company borrowed $7,250 from an officer.  The note is unsecured, due upon demand and has an interest rate of 9%.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None; not applicable.

ITEM 9A:  CONTROLS AND PROCEDURES

The Company’s management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based on that evaluation and our conclusions with respect to the effectiveness of the Company’s internal control over financial reporting as discussed below, our President and Treasurer concluded that our disclosure controls and procedures as of the end of the period covered by the Annual Report were not effective such that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and Treasurer, as appropriate to allow timely decisions regarding disclosure

Management’s Annual Report on Internal Control Over Financial Reporting

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

The Company’s management, with the participation of the President and Treasurer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, our management, with the participation of the President and Vice President, concluded that, as of December 31, 2012, our internal control over financial reporting was not effective due to certain material weaknesses identified during our evaluation.

These material weaknesses relate to:

•

The lack of sufficient knowledge and expertise among management and our Board of Directors regarding the application of GAAP and SEC requirements; and

•

Segregation of duties, in that we had only one person performing all accounting-related duties.

We believe that both of these material weaknesses existed at December 31, 2012.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the fourth quarter of our 2012 fiscal year.

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

Name	Positions Held	Date of Election or Designation	Date of Termination or Resignation
Amee Han Lombardi	President Secretary Treasurer	01/99 01/99 01/99	4/19/2012 4/19/2012 4/19/2012
	Director	01/99	4/19/2012
Michael Vardakis	President Secretary Treasurer	04/12 04/12 04/12	* * *
	Director	01/05	*

* These persons presently serve in the capacities indicated.

Background and Business Experience

Michael Vardakis, age 48, has served as director of our Company since January, 2005. Mr. Vardakis also served as President and Treasurer of Syntony Group, Inc. from March 20, 2003, to June, 2006. Mr. Vardakis has served as the Secretary and a director since August 9, 2001, and Treasurer since August 28, 2001, of Asyst Corporation, a publicly-held company and a "reporting issuer" under the Exchange Act, until his resignation from all of these positions in February, 2004. Mr. Vardakis is also presently serving as the President and a director of Gulf & Orient Steamship Company, Ltd., a reporting publicly-held company, since March 6, 2003. Since 1991, he has been employed as a salesman, and served as the Secretary, for AAA Jewelry & Loan, Inc. ("AAA Jewelry & Loan"), of Salt Lake City, Utah, a closely-held pawn brokerage business managed and co-owned by Terry S. Pantelakis, Mr. Vardakis' father-in- law. Since 1994, Mr. Vardakis has served as an executive officer, a director and a controlling shareholder of Michael Angelo Jewelers, Inc. ("Michael Angelo Jewelers"), Salt Lake City, Utah, a closely-held retail jewelry business that he founded together with Angelo Vardakis, his brother. He has been a manager and a 50% owner of M.N.V. Holdings, LLC, Salt Lake City, Utah, a real estate holding company; from July, 1997 until April, 2002, Mr. Vardakis served as President and a director of Pawnbrokers Exchange, Inc., a "reporting issuer" under the Exchange Act, until 2001; and since November, 1997, Mr. Vardakis has been a manager and a member of M.H.A., LLC, Salt Lake City, Utah, a closely-held investment company co-owned together with his brother, Angelo Vardakis, among others. Since June 1996, Mr. Vardakis has served as a director and a controlling shareholder of TMV Holdings, Inc. ("TMV Holdings"), Sparks, Nevada, privately-held investment company that he co-owns with Vincent Lombardi. He has also been a manager and a member of two Salt Lake City, Utah, real estate holding companies, V Financial, LLC, and BNO, LLC, since December 1999 and January 1997, respectively. He attended the University of Utah, Salt Lake City, Utah, from 1983 through 1984.

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

Compliance with Section 16(a) of the Exchange Act

Our shares of common stock are registered under the Exchange Act, and therefore our officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely upon our review during the fiscal year ended December 31, 2012, there were no reports required to be filed.

Code of Ethics

The Company adopted a Code of Conduct for our principal executive and financial officers.  The Company’s Code of Conduct was filed as an exhibit to its Annual Report on Form 10-KSB for the calendar year ended December 31, 2005.

Corporate Governance

Nominating Committee

The Company has not established a Nominating Committee because, due to its lack of significant operations and the fact that the Company only has one director and executive officer, it believes that it is able to effectively manage the issues normally considered by a Nominating Committee. If the Company does establish a Nominating Committee in the future, it will disclose this change to its procedures in recommending nominees to its board of directors.

Audit Committee

The Company has not established an Audit Committee because, due to its lack of significant operations and the fact that the Company only has one director and executive officer, it believes that it is able to effectively manage the issues normally considered by an Audit Committee.

ITEM 11:  EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
Amee Han Lombardi President, Secretary, Treasurer, Director	12/31/12 12/31/11 12/31/10	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Michael Vardakis Director	12/31/12 12/31/11 12/31/10	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

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

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following tables set forth the share holdings of those persons who were principal shareholders of the Company’s common stock as of the date of this Report.

Ownership of Principal Shareholders

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	Amee Han Lombardi	10,000,000 - Direct	96.45%

Security Ownership of Management

The following table sets forth the share holdings of the Company’s directors and executive officers as of December 31, 2012:

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

Shareholders and other related parties loaned $23,800 to the Company during 2005, which is convertible to common stock at a rate of $0.10 per share.  The effect of conversion on the loss per share calculation would be anti-dilutive, as the Company incurred losses in each of the periods presented in the financial statements. Additionally, the Company recorded an interest expense of $23,500 for the conversion feature of the loans made during 2005.

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

Shareholders and other related parties loaned $14,500 during 2012 to the Company.  These loans are demand notes and carry an interest rate of 9% per annum.

The Company recorded an interest expense of $11,356 on the related party notes listed above for the year ended December 31, 2012.  As of December 31, 2012, the Company owed $61,790 in accrued interest on these notes.

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

Director Independence

The Company does not have any independent directors serving on its board of directors.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to the Company by its principal accountants during the fiscal years ended December 31, 2012 and 2011:

Fee Category	2012	2011
Audit Fees	$13,750	$15,065
Audit-related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$13,750	$15,065

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

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)    Financial Statements.  See the audited financial statements for the year ended December 31, 2012 contained in Item 8 above which are incorporated herein by this reference.

(a)(3)         Exhibits.  The following exhibits are filed as part of this Annual Report:

No.            Description(1)

3.1

Articles of Incorporation, filed July 1, 1999 (2)

3.2

Amended and Restated Articles of Incorporation, filed December 9, 2010 (3)

3.3

Bylaws

4.1

Promissory Note dated March 30, 2005(4)

14

Code of Ethics (5)

31 Certification of Michael Vardakis, the Company’s President, Secretary/Treasurer, pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32 Certification of Mike Vardakis pursuant to section 906 of the Sarbanes-Oxley Act of 2002

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

HAN LOGISTICS, INC.

Date:	March 22, 2013	By:	/s/Michael Vardakis
Michael Vardakis
President, Secretary, Treasurer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

HAN LOGISTICS, INC.

Date:	March 22, 2013	By:	/s/Michael Vardakis
Michael Vardakis
President, Secretary, Treasurer and Director