Form 10-Q
period 2013-03-31
HAN LOGISTICS INC
filed 2013-05-15
CIK 1132509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  May 13, 2013 – 10,368,500 shares of common stock.

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

HAN LOGISTICS, INC.

[A Development Stage Company]

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash	$ 112	$ 137
Total Current Assets	112	137

TOTAL ASSETS	$ 112	$ 137

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$ 200,629	$ 191,724
Accounts payable-Related parties	8,250	8,250
Accrued interest	7,153	6,643
Accrued interest-Related parties	64,793	61,790
Notes payable	23,000	23,000
Notes payable-Related parties	117,404	110,154
Total Current Liabilities	421,229	401,561

Total liabilities	421,229	401,561

Commitments and Contingencies

STOCKHOLDERS' (DEFICIT):

Preferred stock, Class A Preferred Stock, $.001 par value; 175,000,000 shares authorized; no shares issued and outstanding at March 31, 2013 and December 31, 2012	-	-
Common stock, $.001 par value; 500,000,000 shares authorized; 10,368,500 shares issued and outstanding at March 31, 2013 and December 31, 2012	10,369	10,369
Additional paid-in capital	110,533	110,533
Deficit accumulated during the development stage	(542,019)	(522,326)
Total Stockholders' (Deficit)	(421,117)	(401,424)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$ 112	$ 137

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAN LOGISTICS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2013 and 2012 and for the Period from Inception

(July 1, 1999) to March 31, 2013

			Date of
			Inception
			(July 1, 1999)
	Three Months Ended		to
	March 31,		March 31,
	2013	2012	2013
Revenues	$ -	$ -	$ 10,081
Revenues-Related party	-	-	1,926

Gross revenues	-	-	12,007

Operating Expenses:
Depreciation and amortization	-	-	1,761
General and administrative expenses	16,180	7,199	439,028

Total operating expenses	16,180	7,199	440,789

Loss from Operations	(16,180)	(7,199)	(428,782)

Other Income/(Expense)
Interest income	-	-	35
Interest expense	(510)	(515)	(7,153)
Interest expense-Related parties	(3,003)	(2,639)	(106,119)
Total Other Income (Expense)	(3,513)	(3,154)	(113,237)

Loss from Continuing Operations	(19,693)	(10,353)	(542,019)

Loss from Discontinued operations	-	-	-

Loss before Income Taxes	(19,693)	(10,353)	(542,019)

Provisions for Income Taxes	-	-	-

Net Loss	$ (19,693)	$ (10,353)	$ (542,019)

Net Loss Per Share:
Basic and Diluted	$ (0.01)	$ (0.01)	$ (0.05)

Weighted Average Shares Outstanding
Basic and Diluted	10,368,500	10,368,500	10,189,771

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAN LOGISTICS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2013 and 2012 and for the Period from Inception

(July 1, 1999) to March 31, 2013

			Date of
			Inception
			(July 1, 1999)
	Three Months Ended		to
	March 31,		March 31,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (19,693)	$ (10,353)	$ (542,019)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	-	-	1,761
Amortization of interest on beneficial conversion	-	-	40,600
Changes in assets and liabilities:
Increase in accounts payable	8,905	(325)	208,879
Increase in accrued interest	3,513	3,153	71,946

Net cash from operating activities	(7,275)	(7,525)	(218,833)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	-	-	(1,761)

Net cash from investing activities	-	-	(1,761)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in notes payable	-	-	23,000
Increase in notes payable-Related party	7,250	7,500	117,404
Net proceeds from issuance of common stock	-	-	80,302

Net cash from financing activities	7,250	7,500	220,706

Net increase (decrease) in cash	(25)	(25)	112

CASH AT BEGINNING PERIOD	137	232	-

CASH AT END OF PERIOD	$ 112	$ 207	$ 112

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAN LOGISTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

NOTE A - PRESENTATION

The balance sheets of the Company as of March 31, 2013 and December 31, 2012, the related statements of operations for the three months ended March 31, 2013 and 2012 and from the date of inception (July 1, 1999) of the development stage period through March 31, 2013, and the statements of cash flows for the three months ended March 31, 2013 and 2012 and from the date of inception (July 1, 1999) of the development stage period through March 31, 2013, (the financial statements) include all adjustments (consisting of normal recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-Q should be read in conjunction with the Financial Statements and notes thereto included in the Company's December 31, 2012, Form 10-K.

NOTE B - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has a substantial amount of notes payable and accounts payable, has not generated any operating revenue, has incurred significant operating losses to date, has a negative cash flow from operations and has working capital and stockholders' deficits, which raises substantial doubt about its ability to continue as a going concern.

Management intends to raise additional operating funds through equity and/or debt offerings.  However, there can be no assurance management will be successful in its endeavors.  We are currently seeking potential assets, property, or business to acquire.

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

A shareholder loaned $7,250 during the three months ended March 31, 2013 to the Company.  This loan is a demand note and carries an interest rate of 9% per annum.

The Company recorded an interest expense of $3,003 and $2,639 on the related party notes listed above for the quarter ended March 31, 2013 and 2012, respectively.  As of March 31, 2013, the Company owed $64,793 in accrued interest on these notes.

NOTE F – NOTES PAYABLE

An independent party loaned $9,700 to the Company on March 12, 2008.  The note is unsecured, due upon demand and has an interest rate of 9%.

During 2010, an individual loaned $7,300 to the Company.  The note is a demand note and carries an interest rate of 9%.  The note is unsecured.

During 2011, an individual loaned $6,000 to the Company.  The note is a demand note and carries an interest rate of 9%.  The note is unsecured.

The Company recorded an interest expense of $510 and $515 on the notes listed above for the quarter ended March 31, 2013 and 2012.  As of March 31, 2013, the Company owed $7,153 in accrued interest on these notes.

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

Results of Operations

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

We had no revenues for the three months ended March 31, 2013 and 2012.  Our operating expenses for the quarter ended March 31, 2013, were $16,180, as compared to $7,199 during the three months ended March 31, 2012.  This increase was due to the increase of professional services related to the timing of the completion of our reporting requirements.  We had total other expenses for the three months ended March 31, 2013 of $3,513 compared to $3,154 for the same period a year ago. During both periods, this expense was interest expense payable to related and non-related parties.

We had a net loss of $19,693 for the quarter ended March 31, 2013, as compared to $10,353 for the comparable period in 2012.

Liquidity

As of March 31, 2013, we had total cash assets of $112.  We had total current liabilities of $421,229 and working capital deficiency and stockholders' deficit of $421,117 as of March 31, 2013.  Deficits accumulated during the development stage totaled $542,019.

Additional funds will be needed in order to maintain the Company’s good standing in the State of Nevada and to comply with its reporting obligations under the Securities Exchange Act of 1934, as amended.

At March 31, 2013, the Company had no material operations and through the date of this filing, it has yet to obtain any other commitments for additional funding or to commence material business operations.  Until the Company obtains the capital required to develop its proposed business and obtains the necessary revenues from future operations, the Company will depend on sources other than operating revenues to meet its operating and capital needs. Operating revenues may never satisfy these needs.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2013, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

HAN LOGISTICS, INC.

Date:	May 15, 2013	By:	/s/Michael Vardakis
President, Secretary/Treasurer, and Director