Form 10-Q
period 2013-06-30
HAN LOGISTICS INC
filed 2013-08-13
CIK 1132509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: August 12, 2013 – 10,368,500 shares of common stock.

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

HAN LOGISTICS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED BALANCE SHEETS

	June 30, 2013	December 31, 2012

ASSETS
CURRENT ASSETS:
Cash	$ 112	$ 137
Total Current Assets	112	137

TOTAL ASSETS	$ 112	$ 137

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$ 206,725	$ 191,724
Accounts payable-Related parties	8,250	8,250
Accrued interest	7,669	6,643
Accrued interest-Related parties	67,925	61,790
Notes payable	23,000	23,000
Notes payable-Related parties	117,404	110,154
Total Current Liabilities	430,973	401,561

Total liabilities	430,973	401,561

Commitments and Contingencies

STOCKHOLDERS' (DEFICIT):
Preferred stock, Class A Preferred Stock, $.001 par value;
175,000,000 shares authorized; no shares issued and outstanding
At June 30, 2013 and December 31, 2012	-	-
Common stock, $.001 par value; 500,000,000 shares authorized;
10,368,500 shares issued and outstanding at
June 30, 2013 and December 31, 2012	10,369	10,369
Additional paid-in capital	110,533	110,533
Deficit accumulated during the development stage	(551,763)	(522,326)
Total Stockholders' (Deficit)	(430,861)	(401,424)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$ 112	$ 137

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAN LOGISTICS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2013 and 2012 and for the Period from Inception

(July 1, 1999) to June 30, 2013

					Date of
					Inception
					(July 1, 1999)
	Three Months Ended		Six Months Ended		to
	June 30,		June 30,		June 30,
	2013	2012	2013	2012	2013
Revenues	$ -	$ -	$ -	$ -	$ 10,081
Revenues-Related party	-	-	-	-	1,926

Gross revenues	-	-	-	-	12,007

Operating Expenses:
Depreciation and amortization	-	-	-	-	1,761
General and administrative expenses	6,096	13,791	22,276	20,990	445,124

Total operating expenses	6,096	13,791	22,276	20,990	446,885

Loss from Operations	(6,096)	(13,791)	(22,276)	(20,990)	(434,878)

Other Income/(Expense)
Interest income	-	-	-	-	35
Interest (expense)	(516)	(514)	(1,026)	(1,029)	(7,669)
Interest (expense)-Related parties	(3,132)	(2,805)	(6,135)	(5,444)	(109,251)
Total Other Income (Expense)	(3,648)	(3,319)	(7,161)	(6,473)	(116,885)

(Loss) from Continuing Operations	(9,744)	(17,110)	(29,437)	(27,463)	(551,763)

(Loss) from Discontinued operations	-	-	-	-	-

Loss before Income Taxes	(9,744)	(17,110)	(29,437)	(27,463)	(551,763)

Provisions for Income Taxes	-	-	-	-	-

Net (Loss)	$ (9,744)	$ (17,110)	$ (29,437)	$ (27,463)	$ (551,763)

Net (Loss) Per Share:
Basic and Diluted	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.05)

Weighted Average Shares Outstanding Basic and Diluted	10,368,500	10,368,500	10,368,500	10,368,500	10,192,952

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAN LOGISTICS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2013 and 2012 and for the Period from Inception

(July 1, 1999) to June 30, 2013

			Date of
			Inception
			(July 1, 1999)
	Six Months Ended		to
	June 30,		June 30,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$ (29,437)	$ (27,463)	$ (551,763)
Adjustments to reconcile net (loss) to net cash used
in operating activities:
Depreciation and amortization	-	-	1,761
Amortization of interest on beneficial conversion	-	-	40,600
Changes in assets and liabilities:
Increase in accounts payable	15,001	13,465	214,975
Increase in accrued expenses	7,161	6,473	75,594

Net cash provided by operating activities	(7,275)	(7,525)	(218,833)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	-	-	(1,761)

Net cash used in investing activities	-	-	(1,761)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in notes payable	-	-	23,000
Increase in notes payable-Related party	7,250	7,500	117,404
Net proceeds from issuance of common stock	-	-	80,302

Net cash from financing activities	7,250	7,500	220,706

Net increase in cash	(25)	(25)	112

CASH AT BEGINNING PERIOD	137	232	-

CASH AT END OF PERIOD	$ 112	$ 207	$ 112

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAN LOGISTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

NOTE A - PRESENTATION

The balance sheets of the Company as of June 30, 2013 and December 31, 2012, the related statements of operations for the three months ended June 30, 2013 and 2012 and the six months ended June 30, 2013 and 2012 and from the date of inception (July 1, 1999) of the development stage period through June 30, 2013, and the statements of cash flows for the six months ended June 30, 2013 and 2012 and from the date of inception (July 1, 1999) of the development stage period through June 30, 2013, (the financial statements) include all adjustments (consisting of normal recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended June 30, 2013 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's December 31, 2012, Form 10-K.

NOTE B - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has a substantial amount of notes payable and various accounts payable, has not generated any operating revenue, has incurred significant operating losses to date, has a negative cash flow from operations and has working capital and stockholders' deficits, which raises substantial doubt about its ability to continue as a going concern.

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

A shareholder loaned $7,250 during the six months ended June 30, 2013 to the Company.  This loan is a demand note and carries an interest rate of 9% per annum.

The Company recorded an interest expense of $3,132 and $2,805 on the related party notes listed above for the quarter ended June 30, 2013 and 2012, respectively.  As of June 30, 2013, the Company owed $67,925 in accrued interest on these notes.

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

The Company recorded an interest expense of $516 and $514 on the notes listed above for the quarter ended June 30, 2013 and 2012.  As of June 30, 2013, the Company owed $7,669 in accrued interest on these notes.

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

Results of Operations

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

We had no revenues for the three months ended June 30, 2013 and 2012.  Our operating expenses for the quarter ended June 30, 2013, were $6,096, as compared to $13,791 during the three months ended June 30, 2012.  This decrease was due to the decrease of professional services related to the timing of the completion of our reporting requirements and other legal fees paid in 2012 to review potential acquisitions.  We had total other expenses for the three months ended June 30, 2013 of $3,648 compared to $3,319 for the same period a year ago.  During both periods, this expense was interest expense payable to related and non-related parties.

We had a net loss of $9,744 for the quarter ended June 30, 2013, as compared to $17,110 for the comparable period in 2012.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

We had no revenues for the six months ended June 30, 2013 and 2012.  Our operating expenses for the six months ended June 30, 2013, were $22,276, as compared to $20,990 during the six months ended June 30, 2012.  This increase was due to the increase of general and administrative expenses.  We had total other expenses for the six months ended June 30, 2013 of $7,161 compared to $6,473 for the same period a year ago. During both periods, this expense was interest expense payable to related and non-related parties.

We had a net loss of $29,437 for the six months ended June 30, 2013, as compared to $27,463 for the comparable period in 2012.

Liquidity

As of June 30, 2013, we had total cash assets of $112.  We had total current liabilities of $430,973 and working capital deficiency and stockholders' deficit of $430,861 as of June 30, 2013.  Deficits accumulated during the development stage totaled $551,763.

Additional funds will be needed in order to maintain the Company’s good standing in the State of Nevada and to comply with its reporting obligations under the Securities Exchange Act of 1934, as amended.

At June 30, 2013, the Company had no material operations and through the date of this filing, it has yet to obtain any other commitments for additional funding or to commence material business operations.  Until the Company obtains the capital required to develop its proposed business and obtains the necessary revenues from future operations, the Company will depend on sources other than operating revenues to meet its operating and capital needs. Operating revenues may never satisfy these needs.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2013, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

HAN LOGISTICS, INC.

Date:	August 13, 2013	By:	/s/Michael Vardakis
President, Secretary/Treasurer, and Director