Form 10-Q
period 2013-09-30
HAN LOGISTICS INC
filed 2013-11-18
CIK 1132509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  November 15, 2013 – 10,368,500 shares of common stock.

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

HAN LOGISTICS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED BALANCE SHEETS

	September 30, 2013	December 31, 2012

ASSETS
CURRENT ASSETS:
Cash	$ 142	$ 137
Total Current Assets	142	137

TOTAL ASSETS	$ 142	$ 137

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$ 207,248	$ 191,724
Accounts payable-Related parties	8,250	8,250
Accrued interest	8,191	6,643
Accrued interest-Related parties	71,164	61,790
Notes payable	23,000	23,000
Notes payable-Related parties	123,104	110,154
Total Current Liabilities	440,957	401,561

Total liabilities	440,957	401,561

Commitments and Contingencies

STOCKHOLDERS' DEFICIT:
Preferred stock, Class A Preferred Stock, $.001 par value;
175,000,000 shares authorized; no shares issued and outstanding
At September 30, 2013 and December 31, 2012	-	-
Common stock, $.001 par value; 500,000,000 shares authorized;
10,368,500 shares issued and outstanding at
September 30, 2013 and December 31, 2012	10,369	10,369
Additional paid-in capital	110,533	110,533
Deficit accumulated during the development stage	(561,717)	(522,326)
Total Stockholders' Deficit	(440,815)	(401,424)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 142	$ 137

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAN LOGISTICS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2013 and 2012 and for the Period from Inception

(July 1, 1999) to September 30, 2013

					Date of
					Inception
					(July 1, 1999)
	Three Months Ended		Nine Months Ended		to
	September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013
Revenues	$ -	$ -	$ -	$ -	$ 10,081
Revenues-Related party	-	-	-	-	1,926

Gross revenues	-	-	-	-	12,007

Operating Expenses:
Depreciation and amortization	-	-	-	-	1,761
General and administrative expenses	6,192	4,693	28,468	25,683	451,316

Total operating expenses	6,192	4,693	28,468	25,683	453,077

Loss from Operations	(6,192)	(4,693)	(28,468)	(25,683)	(441,070)

Other Income/(Expense)
Interest income	-	-	-	-	35
Interest (expense)	(523)	(520)	(1,549)	(1,549)	(8,192)
Interest (expense)-Related parties	(3,239)	(2,919)	(9,374)	(8,363)	(112,490)
Total Other Income (Expense)	(3,762)	(3,439)	(10,923)	(9,912)	(120,647)

(Loss) from Continuing Operations	(9,954)	(8,132)	(39,391)	(35,595)	(561,717)

(Loss) from Discontinued operations	-	-	-	-	-

Loss before Income Taxes	(9,954)	(8,132)	(39,391)	(35,595)	(561,717)

Provisions for Income Taxes	-	-	-	-	-

Net (Loss)	$ (9,954)	$ (8,132)	$ (39,391)	$ (35,595)	$ (561,717)

Net (Loss) Per Share:
Basic and Diluted	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.05)

Weighted Average Shares Outstanding Basic and Diluted	10,368,500	10,368,500	10,368,500	10,368,500	10,196,056

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAN LOGISTICS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2013 and 2012 and for the Period from Inception

(July 1, 1999) to September 30, 2013

			Date of
			Inception
			(July 1, 1999)
	Nine Months Ended		to
	September 30,		September 30,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$ (39,391)	$ (35,595)	$ (561,717)
Adjustments to reconcile net (loss) to net cash used
in operating activities:
Depreciation and amortization	-	-	1,761
Amortization of interest on beneficial conversion	-	-	40,600
Changes in assets and liabilities:
Increase in accounts payable	15,524	11,088	215,498
Increase in accrued expenses	10,922	9,912	79,355

Net cash used in operating activities	(12,945)	(14,595)	(224,503)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	-	-	(1,761)

Net cash used in investing activities	-	-	(1,761)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	-	23,000
Proceeds from notes payable-Related party	12,950	14,500	123,104
Net proceeds from issuance of common stock	-	-	80,302

Net cash from financing activities	12,950	14,500	226,406

Net increase (decrease) in cash	5	(95)	142

CASH AT BEGINNING PERIOD	137	232	-

CASH AT END OF PERIOD	$ 142	$ 137	$ 142

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAN LOGISTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

NOTE A - PRESENTATION

The condensed balance sheets of the Company as of September 30, 2013 and December 31, 2012, the related condensed statements of operations for the three months ended September 30, 2013 and 2012 and the nine months ended September 30, 2013 and 2012 and from the date of inception (July 1, 1999) of the development stage period through September 30, 2013, and the condensed statements of cash flows for the nine months ended September 30, 2013 and 2012 and from the date of inception (July 1, 1999) of the development stage period through September 30, 2013, (the financial statements) include all adjustments (consisting of normal recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended September 30, 2013 are not necessarily indicative of the results of operations for the full year or any other interim period.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's December 31, 2012, Form 10-K.

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

A shareholder loaned $12,950 during the nine months ended September 30, 2013 to the Company.  This loan is a demand note and carries an interest rate of 9% per annum.

The Company recorded an interest expense of $3,239 and $2,919 on the related party notes listed above for the quarter ended September 30, 2013 and 2012, respectively.  As of September 30, 2013, the Company owed $71,164 in accrued interest on these notes.

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

The Company recorded an interest expense of $523 and $520 on the notes listed above for the quarter ended September 30, 2013 and 2012.  As of September 30, 2013, the Company owed $8,191 in accrued interest on these notes.

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

When and if a business will commence or an acquisition be made is presently unknown and will depend upon various factors, including but not limited to the availability of funding and if and when any potential acquisition may become available to the Company on terms acceptable to the Company.  The estimated costs associated with reviewing and verifying information about a potential business venture would be mainly for due diligence and could cost between $5,000 and $25,000.  These funds will either be required to be loaned by management or raised in private offerings; the Company cannot assure you that it can raise funds if needed.

Results of Operations

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

We had no revenues for the three months ended September 30, 2013 and 2012.  Our operating expenses for the quarter ended September 30, 2013, were $6,192, as compared to $4,693 during the three months ended September 30, 2012.  This increase was due to the increase of professional services for the filing of our periodic reports with the SEC.  We had total other expenses for the three months ended September 30, 2013 of $3,762 compared to $3,439 for the same period a year ago. During both periods, this expense was interest expense payable to related and non-related parties.

We had a net loss of $9,954 for the quarter ended September 30, 2013, as compared to $8,132 for the comparable period  in 2012.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

We had no revenues for the nine months ended September 30, 2013 and 2012.  Our operating expenses for the nine months ended September 30, 2013, were $28,468, as compared to $25,683 during the nine months ended September 30, 2012.  This increase was due to the increase in general and administrative expenses.  We had total other expenses for the nine months ended September 30, 2013 of $10,923, compared to $9,912 for the same period a year ago.  During both periods, this expense was interest expense payable to related and non-related parties.

We had a net loss of $39,391 for the nine months ended September 30, 2013, as compared to $35,595 for the comparable period in 2012.

Liquidity

As of September 30, 2013, we had total cash assets of $142.  We had total current liabilities of $440,957 and working capital deficiency and stockholders' deficit of $440,815 as of September 30, 2013.  Deficits accumulated during the development stage totaled $561,717.

Additional funds will be needed in order to maintain the Company’s good standing in the State of Nevada and to comply with its reporting obligations under the Securities Exchange Act of 1934, as amended.  At September 30, 2013, the Company had no material operations and through the date of this filing, it has yet to obtain any other commitments for additional funding or to commence material business operations.  Until the Company obtains the capital required to develop its proposed business and obtains the necessary revenues from future operations, the Company will depend on sources other than operating revenues to meet its operating and capital needs. Operating revenues may never satisfy these needs.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2013, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

HAN LOGISTICS, INC.

Date:	November 18, 2013	By:	/s/Michael Vardakis
President, Secretary/Treasurer, and Director