Form 10-K
period 2013-12-31
HAN LOGISTICS INC
filed 2014-04-14
CIK 1132509

5UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2013

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

The market value of the voting and non-voting common stock is $369, based on 368,500 shares held by non-affiliates. Due to the extremely limited trading market for the issuer’s common stock, these shares have been arbitrarily valued at par value of one mill ($0.001) per share.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Not applicable.

As of March 31, 2014, the issuer had 10,368,500 shares of common stock outstanding.

Documents incorporated by reference: See Part IV, Item 15 of this Report.

PART I

FORWARD LOOKING STATEMENTS

In this Annual Report, references to “Han Logistics, Inc.,” “Han,” the “Company,” “we,” “us,” “our” and words of similar import refer to Han Logistics, Inc., the registrant.

This Annual Report contains certain forward-looking statements and for this purpose any statements contained in this Annual Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include but are not limited to economic conditions generally and in the markets in which Han participates, competition within Han’s industry, technological advances and our possible failure to successfully develop business relationships.

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

Certain amendments to Rule 144, adopted by the SEC and effective on February 15, 2008, codify the SEC’s prior position limiting the tradeability of certain securities of shell companies, including those that we may issue in any acquisition, reorganization or merger, and further limit the tradeability of additional securities of shell companies; these proposals will further restrict the availability of opportunities for us to acquire any business or enterprise whose management may wish to utilize the Company as a means of going public.

Any of these types of transactions, regardless of their particular prospects, would require us to issue a substantial number of shares of our common stock that could amount to as much as 95% of our outstanding voting securities following the completion of any such transaction; accordingly, investments in any such private enterprise, if available, would be much more favorable than any investment in Han Logistics.

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

Our director and executive officer has not used any particular consultants, advisors or finders on a regular basis.

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

During the next 12 months, our only foreseeable cash requirements will relate to the payment of our Securities and Exchange Commission and Exchange Act reporting filing expenses, including associated legal and accounting fees; costs incident to reviewing or investigating any potential business venture; and maintaining our good standing as a corporation in our state of organization.  We anticipate that these funds will be provided to us in the form of loans from management or the director of the Company.  There are no written agreements requiring such person to provide these cash resources.

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

Research and Development Costs During the Last Two Fiscal Years

We did not spend any money on research and development during the period from January 1, 2012, through December 31, 2013.

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

Period	High	Low
January 1, 2012 through March 31, 2012	$0.01	$0.01

April 1, 2012 through June 30, 2012	$0.02	$0.01

July 1, 2012 through September 30, 2012	$0.02	$0.02

October 1, 2012 through December 31, 2012	$0.02	$0.02

January 1, 2013 through March 31, 2013	$0.02	$0.02

April 1, 2013 through June 30, 2013	None	None

July 1, 2013 through September 30, 2013	None	None

October 1, 2013 through December 31, 2013	None	None

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

We did not issue any unregistered securities during the calendar year ended December 31, 2013.

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

Securities of a shell company cannot be publicly sold under Rule 144 in the absence of compliance with this subparagraph, though the SEC has implied that these restrictions would not be enforced with respect to securities issued by a shell company while it was not determined to be a shell company.

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

Use of Proceeds of Registered Securities

During the calendar year ended December 31, 2013, we did not receive any proceeds from the sale of registered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs
Month #1: Ending October 31, 2013	None	None	None	None
Month #2: Ending November 30, 2013	None	None	None	None
Month #3: Ending December 31, 2013	None	None	None	None
Total	None	None	None	None

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

During the next 12 months, our only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with legal fees, accounting fees and reviewing or investigating any potential business venture, which may be advanced by management or principal stockholders as loans to the Company. Because we have not determined any business or industry in which our operations will be commenced, and we have not identified any prospective venture as of the date of this Annual Report, it is impossible to predict the amount of any such loan. Any such loan will be on terms no less favorable to the Company than would be available from a commercial lender in an arm’s length transaction. No advance or loan from any affiliate will be required to be repaid as a condition to any agreement with future acquisition partners.

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

Liquidity and Capital Resources

As of December 31, 2013, we had total cash assets of $117.  We had total current liabilities of $451,229 and working capital deficit and stockholders’ deficit of $451,112.  Deficit accumulated during the development stage through December 31, 2013 totaled $572,014.  Our President, Secretary and Treasurer is expected to provide the necessary working capital so as to permit Han Logistics to continue as a going concern until it commences profitable operations, obtains outside sources of capital, or offers stock for cash.

Results of Operations

During the calendar years ended December 31, 2013 and December 31, 2012, we received total revenues of $0.  General and administrative expenses were $34,890 in the 2013 fiscal year, as compared to $33,385 in the 2012 period.  The loss from operations was $34,890 and $33,385, respectively, during these years.

During the 2013 calendar year, other expenses totaled $14,798, of which $12,728 was interest expense to a related party and $2,070 was non-related party interest expense.  In the December 31, 2012, calendar year, the total other expenses totaled $13,426; $11,356 was interest expense to a related party and $2,070 was non-related party interest expense, respectively.  Net loss in calendar 2013 was $49,688, or $0.01 per share, as compared to net loss of $46,811, or $0.01 per share, in calendar 2012.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements for the year ended December 31, 2013.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Han Logistics, Inc.

[A Development Stage Company]

TABLE OF CONTENTS

                                                                                                                            Page

Report of Independent Registered Public Accounting Firm                                 15

Balance Sheets-December 31, 2013 and 2012                                                          16

Statements of Operations for the years ended December 31, 2013 and 2012, and for the period from Inception [July 1, 1999] through

December 31, 2013                                                                                                       17

Statements of Stockholders' Equity (Deficit) for the period from Inception

[July 1, 1999] through December 31, 2013                                                               18

Statements of Cash Flows for the years ended December 31, 2013 and 2012,

and for the period from Inception [July 1, 1999] through December 31, 2013   19

Notes to Financial Statements                                                                            20-25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Han Logistics, Inc.

Salt Lake City, Utah

We have audited the accompanying balance sheets of Han Logistics, Inc. [a development stage company] as of December 31, 2013 and 2012, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2013 and 2012, and for the period from inception [July 1, 1999] through December 31, 2013. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Han Logistics, Inc. [a development stage company] as of December 31, 2013 and 2012, and the results of its operations and cash flows for the years ended December 31, 2013 and 2012, and for the period from inception [July 1, 1999] through December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Mantyla McReynolds, LLC

Mantyla McReynolds, LLC

Salt Lake City, Utah

April 14, 2014

HAN LOGISTICS, INC.
[A DEVELOPMENT STAGE COMPANY]
BALANCE SHEETS
December 31, 2013 and 2012

ASSETS

	December 31,	December 31,
	2013	2012
CURRENT ASSETS:
Cash	$ 117	$ 137

Total Current Assets	117	137

TOTAL ASSETS	$ 117	$ 137

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$ 208,645	$ 191,724
Accounts payable-Related party	8,250	8,250
Accrued interest	8,713	6,643
Accrued interest - Related parties	74,517	61,790
Notes payable	23,000	23,000
Notes payable - Related parties	128,104	110,154

Total Current Liabilities	451,229	401,561

STOCKHOLDERS' DEFICIT:
Preferred stock, Class A Preferred Stock; $0.001 par value 175,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized;
10,368,500 shares issued and outstanding	10,369	10,369
Additional paid-in capital	110,533	110,533
Deficit accumulated during the development stage	(572,014)	(522,326)

Total Stockholders' Deficit	(451,112)	(401,424)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 117	$ 137

The accompanying notes are an integral part of these financial statements.

HAN LOGISTICS, INC.
[A DEVELOPMENT STAGE COMPANY]
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012 AND FOR THE PERIOD
FROM INCEPTION (JULY 1, 1999) TO DECEMBER 31, 2013

			Inception
	Year Ended	Year Ended	(July 1, 1999) to
	December 31,	December 31,	December 31,
	2013	2012	2013

Revenues	$ -	$ -	$ 10,081
Revenues - Related Party	-	-	1,926

Gross Revenues	-	-	12,007

Operating Expenses
Depreciation	-	-	1,761
General and administrative expenses	34,890	33,385	457,738

Total Operating Expenses	34,890	33,385	459,499

Loss from Operations	(34,890)	(33,385)	(447,492)

Other Income (Expense)
Interest income	-	-	35
Interest (expense)	(2,070)	(2,070)	(8,713)
Interest (expense) - Related Parties	(12,728)	(11,356)	(115,844)

Total Other Income/(Expense)	(14,798)	(13,426)	(124,522)

Loss before Income Taxes	(49,688)	(46,811)	(572,014)

Provision for Income Taxes	-	-	-

Net Loss	$ (49,688)	$ (46,811)	$ (572,014)

Net Loss per Share Basic and Diluted	$ (0.01)	$ (0.01)	$ (0.06)

Weighted Average Shares Outstanding
Basic and Diluted	10,368,500	10,368,500	10,199,051

The accompanying notes are an integral part of these financial statements.

HAN LOGISTICS, INC.

[A DEVELOPMENT STAGE COMPANY]

STATEMENTS OF STOCKHOLDERS' EQUITY/(DEFICIT)

FOR THE PERIOD FROM INCEPTION (JULY 1, 1999) TO DECEMBER 31, 2013

			Additional		Net
	Capital Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	(Deficit)	Deficit
Balance, July 1, 1999	-	$ -	$ -	$ -	$ -
Issued stock for cash at inception	10,000,000	10,000	17,000	-	27,000
Net loss for the Period Ended December 31, 1999				(2,426)	(2,426)
Balance, December 31, 1999	10,000,000	10,000	17,000	(2,426)	24,574
Net loss for the Year Ended December 31, 2000				(29,845)	(29,845)
Balance, December 31, 2000	10,000,000	10,000	17,000	(32,271)	(5,271)
Net loss for the Year Ended December 31, 2001				(6,107)	(6,107)
Balance, December 31, 2001	10,000,000	10,000	17,000	(38,378)	(11,378)
Net loss for the Year Ended December 31, 2002				(2,528)	(2,528)
Balance, December 31, 2002	10,000,000	10,000	17,000	(40,906)	(13,906)
Net loss for the Year Ended December 31, 2003				(3,001)	(3,001)
Balance, December 31, 2003	10,000,000	10,000	17,000	(43,907)	(16,907)
Net loss for the Year Ended December 31, 2004				(6,438)	(6,438)
BALANCE, December 31, 2004	10,000,000	10,000	17,000	(50,345)	(23,345)
Common stock issued for cash	267,500	268	53,232	-	53,500
Stock Issuance Costs	-	-	(20,398)	-	(20,398)
Cost of beneficial conversion feature	-	-	23,500	-	23,500
Net loss for the year ended December 31, 2005	-	-	-	(53,459)	(53,459)
BALANCE, December 31, 2005	10,267,500	10,268	73,334	(103,804)	(20,202)
Common stock issued for cash	101,000	101	20,099	-	20,200
Net loss for the year ended December 31, 2006	-	-	-	(85,306)	(85,306)
BALANCE, December 31, 2006	10,368,500	10,369	93,433	(189,110)	(85,308)
Cost of beneficial conversion feature	-	-	17,100	-	17,100
Net loss for the year ended December 31, 2007	-	-	-	(80,774)	(80,774)
BALANCE, December 31, 2007	10,368,500	10,369	110,533	(269,884)	(148,982)
Net loss for the year ended December 31, 2008	-	-	-	(41,403)	(41,403)
BALANCE, December 31, 2008	10,368,500	10,369	110,533	(311,287)	(190,385)
Net loss for the year ended December 31, 2009	-	-	-	(50,904)	(50,904)
BALANCE, December 31, 2009	10,368,500	10,369	110,533	(362,191)	(241,289)
Net loss for the year ended December 31, 2010	-	-	-	(60,722)	(60,722)
BALANCE, December 31, 2010	10,368,500	10,369	110,533	(422,913)	(302,011)
Net loss for the year ended December 31, 2011	-	-	-	(52,602)	(52,602)
BALANCE, December 31, 2011	10,368,500	10,369	110,533	(475,515)	(354,613)
Net loss for the year ended December 31, 2012	-	-	-	(46,811)	(46,811)
BALANCE, December 31, 2012	10,368,500	10,369	110,533	(522,326)	(401,424)
Net loss for the year ended December 31, 2013	-	-	-	(49,688)	(49,688)
BLALNCE, December 31, 2013	10,368,500	$ 10,369	$ 110,533	$ (572,014)	$ (451,112)

The accompanying notes are an integral part of these financial statements.

HAN LOGISTICS, INC.
[A DEVELOPMENT STAGE COMPANY]
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012 AND FOR THE PERIOD
FROM INCEPTION (JULY 1, 1999) TO DECEMBER 31, 2013

			Inception
	Year Ended	Year Ended	(July 1, 1999) to
	December 31,	December 31,	December 31,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) from operations	$ (49,688)	$ (46,811)	$ (572,014)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation	-	-	1,761
Amortization of interest on beneficial conversion	-	-	40,600
Changes in assets and liabilities:
Increase in accounts payable	16,921	18,790	216,895
Increase in accrued expenses	14,797	13,426	83,230

Net cash provided by operating activities	(17,970)	(14,595)	(229,528)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	-	-	(1,761)

Net cash used in investing activities	-	-	(1,761)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in notes payable	-	-	23,000
Increase in notes payable-Related parties	17,950	14,500	128,104
Net proceeds from issuance of common stock	-	-	80,302

Net cash provided by financing activities	17,950	14,500	231,406

Net Increase (decrease) in cash	(20)	(95)	117

CASH AT BEGINNING PERIOD	137	232	-

CASH AT END OF PERIOD	$ 117	$ 137	$ 117

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for income taxes	$ -	$ -	$ -

Cash paid for interest expense	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

HAN LOGISTICS, INC.

[A DEVELOPMENT STAGE COMPANY]

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

NOTE 1 – Organization, History and Business Activity

Han Logistics, Inc. (Company) was founded July 1, 1999 and was organized to engage in the business of namely the development, marketing and delivering of logistical analysis, problem solving and other logistics services and general business services.  The Company is currently seeking any business opportunities that may exist.  The Company was incorporated under the laws of the State of Nevada.

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

Concentration of Risk

The Company places its cash with established financial institutions.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Fair Value of Financial Instruments

Fair value of financial instruments: The carrying amounts of financial instruments, including cash, accounts payable, and accrued expenses approximated fair value as of December 31, 2013 and 2012 because of the relative short term nature of these instruments.

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

DECEMBER 31, 2013 AND 2012

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

The Company records interest and penalties arising from the underpayment of income taxes in the statement of income under general and administrative expenses. As of December 31, 2013 and 2012, the Company had no accrued interest or penalties related to uncertain tax positions. The company also did not have any uncertain tax benefits during these years. The tax years 2013, 2012 and 2011 remain open to examination.

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

For the period ended December 31, 2013, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.  Total potentially dilutive securities as of December 31, 2013 approximate 546,870 shares (see Note 6).

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet adopted accounting standards in order to determine their effects, if any, on its results of operations, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

NOTE   3 –Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has a substantial amount of notes payable and various accounts payable, has not generated any recent operating revenue, has incurred significant operating losses to date, has a negative cash flow from operations and has working capital and stockholders' deficits, which raises substantial doubt about its ability to continue as a going concern.

Management intends to raise additional operating funds through equity and/or debt offerings.  However, there can be no assurance management will be successful in its endeavors.  We are currently seeking potential assets, property, or business to acquire.

HAN LOGISTICS, INC.

[A DEVELOPMENT STAGE COMPANY]

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

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

The components of deferred income tax assets (liabilities) at December 31, 2013 and 2012, were as follows:

2013:	Balance	Rate	Tax
Federal loss carryforward (expires through 2033)	$531,415	34%	$ 180,681
Valuation allowance			(180,681)
Deferred tax asset			$ -

2012:	Balance	Rate	Tax
Federal loss carryforward (expires through 2032)	$481,727	34%	$ 163,787
Valuation allowance			(163,787)
Deferred tax asset			$ -

A reconciliation between expected and actual tax liability is presented below.

	2013	2012
Expected Provision (Benefit)
	$ (16,894)	$ (15,916)
Effect of: Increase in valuation allowance	16,894	15,916
Total Actual Provision	$ -	$ -

At December 31, 2013, Han Logistics, Inc. has an a net operating loss carry forward for Federal income tax purposes totaling approximately $531,415 which, if not utilized, will begin to expire in 2019 and completely expire in the year 2033.  During 2013, the valuation allowance increased by $16,894 from $163,787 as of December 31, 2012.

HAN LOGISTICS, INC.

[A DEVELOPMENT STAGE COMPANY]

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

NOTE 4 – Income Taxes-Continued

The following table summarizes the Company’s net operating loss carry forwards:

Amount	Expires
2,426	2019
29,845	2020
6,107	2021
2,528	2022
3,001	2023
6,438	2024
29,959	2025
85,306	2026
63,674	2027
41,403	2028
50,904	2029
60,722	2030
52,602	2031
46,812	2032
49,688	2033

NOTE 5 - Common Stock

On July 1, 1999, the Board of Directors authorized a stock issuance totaling 10,000,000 shares of common stock to an officer of the Company for cash consideration of $27,000, or $0.0027 per share.

During 2005, the Company issued 267,500 shares of common stock under this offering for gross proceeds of $53,500. Against the proceeds of the offering, $20,398 of stock issuance costs was offset against additional paid-in capital.

During 2006, the Company issued 101,000 shares of common stock under this offering for gross proceeds of $20,200.

During 2010, the Company increased the number of authorized, $0.001 par value, common stock from 50,000,000 to 500,000,000 shares.  The Company also authorized a new class of preferred stock of 175,000,000 shares, par value $.001.  The Board of Directors may determine the powers, preferences and rights of any series of preferred shares.

On or about June 15, 2011, the Company effected a stock dividend of five for one of our outstanding common stock.  The stock dividend was treated as a stock split due to the accumulated deficit.  These financial statements have been retroactively adjusted for the stock dividend.

HAN LOGISTICS, INC.

[A DEVELOPMENT STAGE COMPANY]

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

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

Shareholders and other related parties loaned $17,950 during 2013 to the Company.  These loans are demand notes and carry an interest rate of 9% per annum.

The Company recorded an interest expense of $12,728 and $11,356 on the related party notes listed above for the years ended December 31, 2013 and 2012.  As of December 31, 2013, the Company owed $74,517 in accrued interest on these notes.

HAN LOGISTICS, INC.

[A DEVELOPMENT STAGE COMPANY]

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

NOTE 7 – Note Payable

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

The Company recorded an interest expense of $2,070 and $2,070 on the notes listed above for the years ended December 31, 2013 and 2012.  As of December 31, 2013, the Company owed $8,713 in accrued interest on these notes.

Note 8 – Subsequent Event

Subsequent to year end the Company borrowed $8,825 from an officer.  The amount is due on demand and has an interest rate of 9%.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None; not applicable.

ITEM 9A:  CONTROLS AND PROCEDURES

The Company’s management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based on that evaluation and our conclusions with respect to the effectiveness of the Company’s internal control over financial reporting as discussed below, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of the end of the period covered by the Annual Report were not effective such that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and Treasurer, as appropriate to allow timely decisions regarding disclosure

Management’s Annual Report on Internal Control Over Financial Reporting

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

The Company’s management, with the participation of the President and Treasurer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013).  Based on this evaluation, our management, with the participation of the President and Vice President, concluded that, as of December 31, 2013, our internal control over financial reporting was not effective due to certain material weaknesses identified during our evaluation.

These material weaknesses relate to:

•

The lack of sufficient knowledge and expertise of management and our Board of Directors regarding the application of GAAP and SEC requirements; and

•

Segregation of duties, in that we had only one person performing all accounting-related duties.

We believe that both of these material weaknesses existed at December 31, 2013.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the fourth quarter of our 2013 fiscal year.

ITEM 9B:  OTHER INFORMATION

Subsequent to year end the Company borrowed $8,825 from an officer.  The amount is due on demand and has an interest rate of 9%.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The following table sets forth the name of the current director and executive officer of the Company. This person will serve until the next annual meeting of the stockholders or until his successors are elected or appointed and qualified, or his prior resignation or termination.

Name	Positions Held	Date of Election or Designation	Date of Termination or Resignation
Amee Han Lombardi	President Secretary Treasurer	01/99 01/99 01/99	4/19/2012 4/19/2012 4/19/2012
	Director	01/99	4/19/2012
Michael Vardakis	President Secretary Treasurer	04/12 04/12 04/12	* * *
	Director	01/05	*

* This person presently serves in the capacities indicated.

Background and Business Experience

Michael Vardakis, age 49, has served as director of our Company since January, 2005. Mr. Vardakis also served as President and Treasurer of Syntony Group, Inc. from March 20, 2003, to June, 2006. Mr. Vardakis has served as the Secretary and a director since August 9, 2001, and Treasurer since August 28, 2001, of Asyst Corporation, a publicly-held company and a "reporting issuer" under the Exchange Act, until his resignation from all of these positions in February, 2004. Mr. Vardakis is also presently serving as the President and a director of Gulf & Orient Steamship Company, Ltd., a reporting publicly-held company, since March 6, 2003. Since 1991, he has been employed as a salesman, and served as the Secretary, for AAA Jewelry & Loan, Inc. ("AAA Jewelry & Loan"), of Salt Lake City, Utah, a closely-held pawn brokerage business managed and co-owned by Terry S. Pantelakis, Mr. Vardakis' father-in- law. Since 1994, Mr. Vardakis has served as an executive officer, a director and a controlling shareholder of Michael Angelo Jewelers, Inc. ("Michael Angelo Jewelers"), Salt Lake City, Utah, a closely-held retail jewelry business that he founded together with Angelo Vardakis, his brother. He has been a manager and a 50% owner of M.N.V. Holdings, LLC, Salt Lake City, Utah, a real estate holding company; from July, 1997 until April, 2002, Mr. Vardakis served as President and a director of Pawnbrokers Exchange, Inc., a "reporting issuer" under the Exchange Act, until 2001; and since November, 1997, Mr. Vardakis has been a manager and a member of M.H.A., LLC, Salt Lake City, Utah, a closely-held investment company co-owned together with his brother, Angelo Vardakis, among others. Since June 1996, Mr. Vardakis has served as a director and a controlling shareholder of TMV Holdings, Inc. ("TMV Holdings"), Sparks, Nevada, privately-held investment company that he co-owns with Vincent Lombardi. He has also been a manager and a member of two Salt Lake City, Utah, real estate holding companies, V Financial, LLC, and BNO, LLC, since December 1999 and January 1997, respectively. He attended the University of Utah, Salt Lake City, Utah, from 1983 through 1984.

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

Compliance with Section 16(a) of the Exchange Act

Our shares of common stock are registered under the Exchange Act, and therefore our officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely upon our review during the fiscal year ended December 31, 2013, there were no reports required to be filed.

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

ITEM 11:  EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
Michael Vardakis President, Secretary, Treasurer and Director	12/31/13 12/31/12 12/31/11	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

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

Security Ownership of Management

The following table sets forth the share holdings of the Company’s directors and executive officers as of December 31, 2013:

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

Shareholders and other related parties loaned $17,950 during 2013 to the Company.  These loans are demand notes and carry an interest rate of 9% per annum.

The Company recorded an interest expense of $12,728 on the related party notes listed above for the year ended December 31, 2013.  As of December 31, 2013, the Company owed $74,517 in accrued interest on these notes.

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

Director Independence

The Company does not have any independent directors serving on its board of directors.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to the Company by its principal accountants during the fiscal years ended December 31, 2013 and 2012:

Fee Category	2013	2012
Audit Fees	$15,200	$13,750
Audit-related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$15,200	$13,750

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

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)    Financial Statements.  See the audited financial statements for the year ended December 31, 2013, contained in Item 8 above which are incorporated herein by this reference.

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

32 Certification of Michael Vardakis pursuant to section 906 of the Sarbanes-Oxley Act of 2002

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

 (2) Attached as an exhibit to our SB-2 Registration Statement filed with the Securities and Exchange Commission on January 19, 2001

(3)  Attached as Appendix A to our Definitive Information Statement filed with the Securities and Exchange Commission on November 17, 2010

(4)  Attached as an exhibit to our 10KSB for the year ended December 31, 2005, filed with the Securities and Exchange Commission on April 14, 2006

(5)   Attached as an exhibit to our 10K/A for the year ended December 31, 2010, filed with the Securities and Exchange Commission on December 23, 2011

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

HAN LOGISTICS, INC.

Date:	April 14, 2014	By:	/s/Michael Vardakis
Michael Vardakis
President, Secretary, Treasurer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

HAN LOGISTICS, INC.

Date:	April 14, 2014	By:	/s/Michael Vardakis
Michael Vardakis
President, Secretary, Treasurer and Director