Form 10-Q
period 2014-03-31
HAN LOGISTICS INC
filed 2014-05-20
CIK 1132509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  May 15, 2014 – 10,368,500 shares of common stock.

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

HAN LOGISTICS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2014	2013

ASSETS
CURRENT ASSETS:
Cash	$ 117	$ 117

Total Current Assets	117	117

TOTAL ASSETS	$ 117	$ 117

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$ 208,660	$ 208,645
Accounts payable-Related party	8,250	8,250
Accrued interest	9,223	8,713
Accrued interest - Related parties	77,873	74,517
Notes payable	23,000	23,000
Notes payable - Related parties	136,929	128,104

Total Current Liabilities	463,935	451,229

STOCKHOLDERS' DEFICIT:
Preferred stock, Class A Preferred Stock;$.001 par value 175,000,000
shares authorized; no shares issued and outstanding	-	-
Common stock, $.001 par value; 500,000,000 shares authorized;
10,368,500 shares issued and outstanding	10,369	10,369
Additional paid-in capital	110,533	110,533
Deficit accumulated during the development stage	(584,720)	(572,014)

Total Stockholders' Deficit	(463,818)	(451,112)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 117	$ 117

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAN LOGISTICS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2014 and 2013 and for the Period from Inception

(July 1, 1999) to March 31, 2014

			Inception
	Three Months Ended		(July 1, 1999) to
	March 31,		March 31,
	2014	2013	2014

Revenues	$ -	$ -	$ 10,081
Revenues - related party	-	-	1,926

Gross Revenues	-	-	12,007

Operating Expenses
Depreciation	-	-	1,761
General and administrative expenses	8,840	16,180	466,578

Total Operating Expenses	8,840	16,180	468,339

Loss from Operations	(8,840)	(16,180)	(456,332)

Other Income (Expense)
Interest income	-	-	35
Interest (expense)	(510)	(510)	(9,223)
Interest (expense) - related parties	(3,356)	(3,003)	(119,200)

Total Other Income (Expense)	(3,866)	(3,513)	(128,388)

Loss before Income Taxes	(12,706)	(19,693)	(584,720)

Provisions for Income Taxes	-	-	-

Net Loss	$ (12,706)	$ (19,693)	$ (584,720)

Net Loss Per Share
Basic and Diluted	$ (0.01)	$ (0.01)	$ (0.06)

Weighted Average Shares Outstanding
Basic and Diluted	10,368,500	10,368,500	10,201,884

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAN LOGISTICS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2014 and 2013 and for the Period from Inception

(July 1, 1999) to March 31, 2014

			Inception
	Three Months Ended		(July 1, 1999) to
	March 31,		March 31,
	2014	2013	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss from operations	$ (12,706)	$ (19,693)	$ (584,720)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation	-	-	1,761
Amortization of interest on beneficial conversion	-	-	40,600
Changes in assets and liabilities:
Increase in accounts payable	15	8,905	216,910
Increase in accrued expenses	3,866	3,513	87,096

Net cash provided by operating activities	(8,825)	(7,275)	(238,353)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	-	-	(1,761)

Net cash used in investing activities	-	-	(1,761)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in notes payable	-	-	23,000
Increase in notes payable-Related parties	8,825	7,250	136,929
Net proceeds from issuance of common stock	-	-	80,302

Net cash provided by financing activities	8,825	7,250	240,231

Net Increase (decrease) in cash	-	(25)	117

CASH AT BEGINNING PERIOD	117	137	-

CASH AT END OF PERIOD	$ 117	$ 112	$ 117

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for income taxes	$ -	$ -	$ -

Cash paid for interest expense	$ -	$ -	$ -

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAN LOGISTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2014

NOTE A - PRESENTATION

The balance sheets of the Company as of March 31, 2014 and December 31, 2013, the related statements of operations for the three months ended March 31, 2014 and 2013 and from the date of inception (July 1, 1999) of the development stage period through March 31, 2014, and the statements of cash flows for the three months ended March 31, 2014 and 2013 and from the date of inception (July 1, 1999) of the development stage period through March 31, 2014, (the financial statements) include all adjustments (consisting of normal recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's December 31, 2013, Form 10-K.

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

NOTE E – RELATED PARTY TRANSACTIONS

The Company currently utilizes office space on a rent-free basis from a shareholder. Management deemed the rent-free space to be of nominal value. Shareholders and other related parties had loaned $13,787 to the Company as of December

31, 2004, which is convertible to common stock at a rate of $0.10 per share.  The effect of conversion on the loss per share calculation would be anti-dilutive, as the Company incurred losses in each of the periods presented in the financial statements.

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

A shareholder loaned $8,825 during the three months ended March 31, 2014 to the Company.  This loan is a demand note and carries an interest rate of 9% per annum.

The Company recorded an interest expense of $3,356 and $3,003 on the related party notes listed above for the quarter ended March 31, 2014 and 2013, respectively.  As of March 31, 2014, the Company owed $77,873 in accrued interest on these notes.

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

The Company recorded an interest expense of $510 and $510 on the notes listed above for the quarter ended March 31, 2014 and 2013.  As of March 31, 2014, the Company owed $9,223 in accrued interest on these notes.

NOTE G – SUBSEQUENT EVENT

Subsequent to year end the Company borrowed $4,400 from an officer. The amount is due on demand and has an interest rate of 9%.

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

Results of Operations

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

We had no revenues for the three months ended March 31, 2014, and 2013.  Our operating expenses for the quarter ended March 31, 2014, were $8,840, as compared to $16,180 during the three months ended March 31, 2013.  This decrease was due to the decrease in the amount expended on professional services for the filing of our reports with the SEC in the first quarter of 2014.  Most of the professional fees that we normally incur in the first quarter of the calendar year were incurred in April 2014.  We had total other expenses for the three months ended March 31, 2014 of $3,866 compared to $3,513 for the same period a year ago.  During both periods, this expense consisted of interest expense payable to related and non-related parties.

We had a net loss of $12,706 for the quarter ended March 31, 2014, as compared to $19,693 for the comparable period in 2013.  This decrease was due to professional fees normally that are normally incurred in March being incurred in April of 2014.

Liquidity

As of March 31, 2014, we had total cash assets of $117.  We had total current liabilities of $463,935 and working capital deficiency and stockholders' deficit of $463,818 as of March 31, 2014.  Deficits accumulated during the development stage totaled $584,720.

Additional funds will be needed in order to maintain the Company’s good standing in the State of Nevada and to comply with its reporting obligations under the Securities Exchange Act of 1934, as amended.  Additional funds were lent to the Company by the President in April 2014.

At March 31, 2014, the Company had no material operations and through the date of this filing, it has yet to obtain any other commitments for additional funding or to commence material business operations.  Until the Company obtains the capital required to develop its proposed business and obtains the necessary revenues from future operations, the Company will depend on sources other than operating revenues to meet its operating and capital needs. Operating revenues may never satisfy these needs.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2014, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

HAN LOGISTICS, INC.

Date:	May 20, 2014	By:	/s/Michael Vardakis
President, Secretary/Treasurer, and Director