Form 10-Q
period 2014-06-30
HAN LOGISTICS INC
filed 2014-08-13
CIK 1132509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: August 7, 2014 – 10,368,500 shares of common stock.

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

HAN LOGISTICS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2014	2013

ASSETS
CURRENT ASSETS:
Cash	$ 117	$ 117

Total Current Assets	117	117

TOTAL ASSETS	$ 117	$ 117

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$ 218,805	$ 208,645
Accounts payable-Related party	8,250	8,250
Accrued interest	9,739	8,713
Accrued interest - Related parties	81,601	74,517
Notes payable	23,000	23,000
Notes payable - Related parties	146,229	128,104

Total Current Liabilities	487,624	451,229

Total liabilities	487,624	451,229

Commitments and Contingencies

STOCKHOLDERS' DEFICIT:
Preferred stock, Class A Preferred Stock;$.001 par value 175,000,000
shares authorized; no shares issued and outstanding at June 30, 2014 and December 31, 2013	-	-
Common stock, $.001 par value; 500,000,000 shares authorized;
10,368,500 shares issued and outstanding at June 30, 2014 and December 31, 2013	10,369	10,369
Additional paid-in capital	110,533	110,533
Deficit accumulated during the development stage	(608,409)	(572,014)

Total Stockholders' Deficit	(487,507)	(451,112)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 117	$ 117

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAN LOGISTICS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2014 and 2013 and for the Period from Inception

(July 1, 1999) to June 30, 2014

					Date of
					Inception
					(July 1, 1999)
	Three Months Ended		Six Months Ended		to
	June 30,		June 30,		June 30,
	2014	2013	2014	2013	2014
Revenues	$ -	$ -	$ -	$ -	$ 10,081
Revenues - related party	-	-	-	-	1,926

Gross revenues	-	-	-	-	12,007

Operating Expenses
Depreciation	-	-	-	-	1,761
General and administrative Expenses	19,445	6,096	28,285	22,276	486,023

Total Operating Expenses	19,445	6,096	28,285	22,276	487,784

Loss from Operations	(19,445)	(6,096)	(28,285)	(22,276)	(475,777)

Other Income (Expense)
Interest income	-	-	-	-	35
Interest (expense)	(516)	(516)	(1,026)	(1,026)	(9,739)
Interest (expense) - related Parties	(3,728)	(3,132)	(7,084)	(6,135)	(122,928)
Total Other Income (Expense)	(4,244)	(3,648)	(8,110)	(7,161)	(132,632)

Loss before Income Taxes	(23,689)	(9,744)	(36,395)	(29,437)	(608,409)

Provisions for Income Taxes	-	-	-	-	-

Net Loss	$ (23,689)	$ (9,744)	$ (36,395)	$ (29,437)	$ (608,409)

Net Loss Per Share
Basic and Diluted	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.06)

Weighted Average Shares Outstanding Basic and Diluted	10,368,500	10,368,500	10,368,500	10,368,500	10,204,654

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAN LOGISTICS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2014 and 2013 and for the Period from Inception

(July 1, 1999) to June 30, 2014

			Inception
	Six Months Ended		(July 1, 1999) to
	June 30,		June 30,
	2014	2013	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss from operations	$ (36,395)	$ (29,437)	$ (608,409)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation	-	-	1,761
Amortization of interest on beneficial conversion	-	-	40,600
Changes in assets and liabilities:
Increase in accounts payable	10,160	15,001	227,055
Increase in accrued expenses	8,110	7,161	91,340

Net cash used in operating activities	(18,125)	(7,275)	(247,653)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	-	-	(1,761)

Net cash used in investing activities	-	-	(1,761)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in notes payable	-	-	23,000
Proceeds from notes payable-Related parties	18,125	7,250	146,229
Net proceeds from issuance of common stock	-	-	80,302

Net cash provided by financing activities	18,125	7,250	249,531

Net Increase (decrease) in cash	-	(25)	117

CASH AT BEGINNING PERIOD	117	137	-

CASH AT END OF PERIOD	$ 117	$ 112	$ 117

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for income taxes	$ -	$ -	$ -

Cash paid for interest expense	$ -	$ -	$ -

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAN LOGISTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

NOTE A - PRESENTATION

The balance sheets of the Company as of June 30, 2014 and December 31, 2013, the related statements of operations for the three and six month periods ended June 30, 2014 and 2013 and from the date of inception (July 1, 1999) of the development stage period through June 30, 2014, and the statements of cash flows for the six months ended June 30, 2014 and 2013 and from the date of inception (July 1, 1999) of the development stage period through June 30, 2014, (the financial statements) include all adjustments (consisting of normal recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended June 30, 2014 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's December 31, 2013, Form 10-K.

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

Update No. 2014-09—Revenue from Contracts with Customers (Topic 606)

*

Section A—Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs—Contracts with Customers (Subtopic 340-40)

*

Section B—Conforming Amendments to Other Topics and Subtopics in the Codification and Status Tables

*

Section C—Background Information and Basis for Conclusion

The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:

Step 1: Identify the contract(s) with a customer.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

For a public entity, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  Due to lack of revenues in the periods presented, the Company believes it will have no financial effect to its financials upon adoption.

Update No. 2014-10—Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation

The amendments in this Update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations.

Finally, the amendments remove paragraph 810-10-15-16.Paragraph 810-10-15-16 states that a development stage entity does not meet the condition in paragraph 810-10-15-14(a) to be a variable interest entity if (1) the entity can demonstrate that the equity invested in the legal entity is sufficient to permit it to finance the activities that it is currently engaged in and (2) the entity’s governing documents and contractual arrangements allow additional equity investments. Under the amendments, all entities within the scope of the Variable Interest Entities Subsections of Subtopic 810-10 are required to evaluate whether the total equity investment at risk is sufficient using the guidance provided in paragraphs 810-10-25-45 through 25-47, which requires both qualitative and quantitative evaluations. Because the term development stage entity is used in paragraph 810-10-15-16, the definition of a development stage entity has been removed from the Master Glossary concurrent with the effective date of the amendment removing paragraph 810-10-15-16.

The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein.  The Company will adopt this amendment to its financials in the next reporting period.  The amendment is strictly presentation of the financial statements of development companies and has no financial effect on the statements presented herein.

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

A shareholder loaned $18,125 during the six months ended June 30, 2014 to the Company.  These loans are demand notes and carry an interest rate of 9% per annum.

The Company recorded an interest expense of $7,084 and $6,135 on the related party notes listed above for the six months ended June 30, 2014 and 2013, respectively.  As of June 30, 2014, the Company owed $81,601 in accrued interest on these notes.

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

The Company recorded an interest expense of $1,026 on the notes listed above for the six months ended June 30, 2014 and 2013.  As of June 30, 2014, the Company owed $9,739 in accrued interest on these notes.

NOTE G – SUBSEQUENT EVENT

Subsequent to quarter end the Company borrowed $5,000 from an officer. The amount is due on demand and has an interest rate of 9%.

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

Results of Operations

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

We had no revenues for the three months ended June 30, 2014 and 2013.  Our operating expenses for the quarter ended June 30, 2014, were $19,445, as compared to $6,096 during the three months ended June 30, 2013.  This increase was due to the increase of professional services for the filing of our reports with the SEC.  Most of the normal professional fees incurred in the first quarter of its calendar year were incurred in April, 2014.  We had total other expenses for the three months ended June 30, 2014 of $4,244 compared to $3,648 for the same period a year ago.  During both periods, this expense was interest expense payable to related and non-related parties.  Due to the increase in notes payable, the related interest expense was higher.

We had a net loss of $23,689 for the quarter ended June 30, 2014, as compared to $9,744 for the comparable period in 2013. This increase was due to professional fees normally incurred in March being incurred in April of 2014.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

We had no revenues for the six months ended June 30, 2014 and 2013.  Our operating expenses for the six months ended June 30, 2014, were $28,285, as compared to $22,276 during the six months ended June 30, 2014.  This increase was due to the increase of professional services for the filing of the reports with the SEC.  Half of the increase in the operating expenses was due to the additional XBRL filing costs required to post the reports to the SEC web site.  We had total other expenses for the six months ended June 30, 2014 of $8,110 compared to $7,161 for the same period a year ago.  During both periods, this expense was interest expense payable to related and non-related parties.  The increase was due to incurring additional debt and the related interest expense to maintain current operations.

We had a net loss of $36,395 for the six months ended June 30, 2014, as compared to $29,437 for the comparable period in 2013.  This increase was due to professional fees being higher, as described above, and the increase in the financing costs.

Liquidity

As of June 30, 2014, we had total cash assets of $117.  We had total current liabilities of $487,624 and working capital deficiency and stockholders' deficit of $487,507 as of June 30, 2014.  Deficits accumulated during the development stage totaled $608,409.

Additional funds will be needed in order to maintain the Company’s good standing in the State of Nevada and to comply with its reporting obligations under the Securities Exchange Act of 1934, as amended.  Additional funds were lent to the Company by the President in 2014.

At June 30, 2014, the Company had no material operations and through the date of this filing, it has yet to obtain any other commitments for additional funding or to commence material business operations.  Until the Company obtains the capital required to develop any future business and obtains the necessary revenues from future operations, the Company will depend on sources other than operating revenues to meet its operating and capital needs. Operating revenues may never satisfy these needs.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2014, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Mine Safety Disclosures.

None, not applicable.

Item 5. Other Information.

On August 7, 2014, which is subsequent to the end of the period covered by this Report, our President, Secretary, Treasurer and sole director, Michael Vardakis, purchased from Amee Han Lombardi a total of 10,000,000 “unregistered” and “restricted” shares of the Company’s common stock, representing approximately 96% of the Company’s issued and outstanding voting securities.  This transaction effectuated a change in control of the Company and was disclosed in a Current Report on Form 8-K dated August 7, 2014, and filed with the SEC on August 8, 2014.

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

HAN LOGISTICS, INC.

Date:	August 13, 2014	By:	/s/Michael Vardakis
President, Secretary/Treasurer, and Director