Form 10-Q
period 2014-09-30
HAN LOGISTICS INC
filed 2014-11-14
CIK 1132509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  November 14, 2014 – 10,368,500 shares of common stock.

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

HAN LOGISTICS, INC.

UNAUDITED CONDENSED BALANCE SHEETS

	September 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash	$ 67	$ 117
Total Current Assets	67	117

TOTAL ASSETS	$ 67	$ 117

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$ 224,718	$ 208,645
Accounts payable-Related parties	8,250	8,250
Accrued interest	10,261	8,713
Accrued interest-Related parties	85,473	74,517
Notes payable	23,000	23,000
Notes payable-Related parties	151,229	128,104
Total Current Liabilities	502,931	451,229

Total liabilities	502,931	451,229

Commitments and Contingencies

STOCKHOLDERS' DEFICIT:
Preferred stock, Class A Preferred Stock, $.001 par value; 175,000,000 shares authorized; no shares issued and outstanding at September 30, 2014 and December 31, 2013	-	-
Common stock, $.001 par value; 500,000,000 shares authorized; 10,368,500 shares issued and outstanding at September 30, 2014 and December 31, 2013	10,369	10,369
Additional paid-in capital	110,533	110,533
Accumulated deficit	(623,766)	(572,014)
Total Stockholders' Deficit	(502,864)	(451,112)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 67	$ 117

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAN LOGISTICS, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2014 and 2013

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues	$ -	$ -	$ -	$ -

Gross revenues	-	-	-	-

Operating Expenses:
General and administrative expenses	10,963	6,192	39,248	28,468

Total operating expenses	10,963	6,192	39,248	28,468

Loss from Operations	(10,963)	(6,192)	(39,248)	(28,468)

Other Expense
Interest expense	(522)	(523)	(1,548)	(1,549)
Interest expense-Related parties	(3,872)	(3,239)	(10,956)	(9,374)
Total Other Expense	(4,394)	(3,762)	(12,504)	(10,923)

Loss before Income Taxes	(15,357)	(9,954)	(51,752)	(39,391)

Provisions for Income Taxes	-	-	-	-

Net Loss	$ (15,357)	$ (9,954)	$ (51,752)	$ (39,391)

Net Loss Per Share:
Basic and Diluted	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.01)

Weighted Average Shares Outstanding
Basic and Diluted	10,368,500	10,368,500	10,368,500	10,368,500

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAN LOGISTICS, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2014 and 2013

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from operations	$ (51,752)	$ (39,391)
Adjustments to reconcile net loss to net cash used
in operating activities:
Changes in assets and liabilities:
Increase in accounts payable	16,073	15,524
Increase in accrued expenses	12,504	10,922

Net cash used by operating activities	(23,175)	(12,945)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable-Related parties	23,125	12,950

Net cash from financing activities	23,125	12,950

Net increase (decrease) in cash	(50)	5

CASH AT BEGINNING PERIOD	117	137

CASH AT END OF PERIOD	$ 67	$ 142

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAN LOGISTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

NOTE A - PRESENTATION

The balance sheets of the Company as of September 30, 2014 and December 31, 2013, the related statements of operations for the three months ended September 30, 2014 and 2013 and the nine months ended September 30, 2014 and 2013, and the statements of cash flows for the nine months ended September 30, 2014 and 2013, (the financial statements) include all adjustments (consisting of normal recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended September 30, 2014 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's December 31, 2013, Form 10-K.

NOTE B - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has a substantial amount of notes payable and various accounts payable, has not generated any operating revenue, has incurred significant operating losses to date, has a negative cash flow from operations and has working capital and stockholders' deficits, which raises substantial doubt about its ability to continue as a going concern.  This is due to the fact that the Company has not begun its planned principal operations as of the date of this report.

Management intends to raise additional operating funds through equity and/or debt offerings.  However, there can be no assurance management will be successful in its endeavors.  We are currently seeking potential assets, property, or business to acquire.

There are no assurances that Han Logistics, Inc. will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support its working capital requirements.  To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Han Logistics, Inc.  If adequate working capital is not available Han Logistics, Inc. may be required to curtail or cease its operations.

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

For a public entity, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  Due to lack of revenues in the periods presented, the Company believes it will have not financial effect to its financials upon adoption.

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

The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein.  The Company adopted this amendment to its financials in the current reporting period. The amendment is strictly presentation of the financial statements of development companies and has no financial effect on the statements presented herein.

NOTE D – RISKS AND UNCERTAINTIES

At September 30, 2014, the Company had no material operations. The Company is subject to risks and uncertainties, including new product development, actions of competitors, reliance on the knowledge and skills of its employees to be able to service customers, and availability of sufficient capital and a limited operating history. Accordingly, the Company presents its financial statements in accordance with the accounting principles generally accepted in the United States of America that apply in establishing new operating enterprises.

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

A shareholder loaned $23,125 during the nine months ended September 30, 2014 to the Company.  These loans are demand notes and carry an interest rate of 9% per annum.

The Company recorded an interest expense of $10,956 and $9,374 on the related party notes listed above for the nine months ended September 30, 2014 and 2013, respectively.  As of September 30, 2014, the Company owed $85,473 in accrued interest on these notes.

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

The Company recorded an interest expense of $1,548 on the notes listed above for the nine months ended September 30, 2014 and 2013.  As of September 30, 2014, the Company owed $10,261 in accrued interest on these notes.

NOTE G – SUBSEQUENT EVENT

Subsequent to September 30, 2014, the Company borrowed $1,000 from an officer. The amount is due on demand and has an interest rate of 9%.

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

General

Han was incorporated under the laws of the State of Nevada on July 1, 1999.

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

Results of Operations

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

We had no revenues for the three months ended September 30, 2014 and 2013.  Our operating expenses for the quarter ended September 30, 2014, were $10,963, as compared to $6,192 during the three months ended September 30, 2013.  This increase was due to the increase in fees for professional services for the filing of our reports with the SEC.  We had total other expenses for the three months ended September 30, 2014 of $4,394 compared to $3,762 for the same period a year ago.  During both periods, this expense was interest expense payable to related and non-related parties.  Due to the increase in notes payable, the related interest expense was higher.

We had a net loss of $15,357 for the quarter ended September 30, 2014, as compared to a net loss of $9,954 for the comparable period in 2013.  This increase was due principally to the increased amount of professional fees in the 2014 period.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

We had no revenues for the nine months ended September 30, 2014 and 2013.  Our operating expenses for the nine months ended September 30, 2014, were $39,248, as compared to $28,468 during the nine months ended September 30, 2014.  This increase was due to the increase of professional services for the filing of our reports with the SEC.  Half of the increase in the operating expenses was due to the additional XBRL filing costs required to post the reports to the SEC web site.  We had total other expenses for the nine months ended September 30, 2014 of $12,504 compared to $10,923 for the same period a year ago.  During both periods, this expense was interest expense payable to related and non-related parties.  The increase was due to incurring additional debt and the related interest expense to maintain current operations.

We had a net loss of $51,752 for the nine months ended September 30, 2014, as compared to a net loss of $39,391 for the comparable period in 2013.  This increase was due to professional fees being higher, as described above, and the increase in financing costs.

Liquidity

As of September 30, 2014, we had total cash assets of $67.  We had total current liabilities of $502,931 and working capital deficiency and stockholders' deficit of $502,864 as of September 30, 2014.  As of September 30, 2014, the accumulated deficit totaled $623,766.

Additional funds will be needed in order to maintain the Company’s good standing in the State of Nevada and to comply with its reporting obligations under the Securities Exchange Act of 1934, as amended.  Additional funds were lent to the Company by the President in 2014.

At September 30, 2014, the Company had no material operations and through the date of this filing, it has yet to obtain any other commitments for additional funding or to commence material business operations.  Until the Company obtains the capital required to develop its proposed business and obtains the necessary revenues from future operations, the Company will depend on sources other than operating revenues to meet its operating and capital needs. Operating revenues may never satisfy these needs.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2014, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Mine Safety Disclosures.

None, not applicable.

Item 5. Other Information.

On August 7, 2014, our President, Secretary, Treasurer and sole director, Michael Vardakis, purchased from Amee Han Lombardi a total of 10,000,000 “unregistered” and “restricted” shares of the Company’s common stock, representing approximately 96% of the Company’s issued and outstanding voting securities.  This transaction effectuated a change in control of the Company and was disclosed in a Current Report on Form 8-K dated August 7, 2014, and filed with the SEC on August 8, 2014.

Item 6. Exhibits.

Exhibit No.                         Identification of Exhibit

31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of Michael Vardakis.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Michael Vardakis.
101.INS	XBRL Instance Document
101.PRE.	XBRL Taxonomy Extension Presentation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.SCH	XBRL Taxonomy Extension Schema

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

HAN LOGISTICS, INC.

Date:	November 14, 2014	By:	/s/Michael Vardakis
President, Secretary/Treasurer, and Director