Form 10-K
period 2014-12-31
HAN LOGISTICS INC
filed 2015-04-17
CIK 1132509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2014

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to________

Commission file number 000-52273

HAN LOGISTICS, INC.

(Exact name of registrant as specified in its Charter)

Nevada	88-0435998
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Unit 19, 35/F, Tower 1,

Millennium City 1, No. 388 Kwun Tong Road,

Kwun Tong, Kowloon, Hong Kong

(Address of Principal Executive Offices)

(852) 2111 0810

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

As of April 6, 2015, the issuer had 10,368,500 shares of common stock outstanding.

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

ITEM 1.  BUSINESS

Business Development

Han Logistics, Inc, was organized under the laws of the State of Nevada on July 1, 1999.  Our prior plans to engage in the logistics business were unsuccessful and we are not currently engaged in any substantive business activity except the search for potential assets, property or businesses to acquire, and we have no current plans to engage in any other activity in the foreseeable future unless and until we complete any such acquisition.  In our present form, we are deemed to be a shell company seeking to acquire or merge with a business or company.  We do not intend to restrict our search for business opportunities to any particular business or industry, and the areas in which we will seek out business opportunities or acquisitions, reorganizations or mergers may include all lawful businesses.  We recognize that the number of suitable potential business ventures that may be available to us may be extremely limited, and may be restricted as to acquisitions, reorganizations and mergers with businesses or entities that desire to avoid what such entities may deem to be the adverse factors related to an initial public offering (“IPO”) as a method of “going public.”  The most prevalent of these factors include substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell securities on behalf of the particular issuer, the lack of or the inability to obtain the required financial statements for such an undertaking, state limitations on the amount of dilution to public investors in comparison to the shareholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations and federal and state agencies that implement them.

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

Amendments to Form 8-K by the SEC regarding shell companies and transactions with shell companies that require the filing of all information about an acquired company that would have been required to have been filed had any such company filed a Form 10 Registration Statement with the SEC, along with required audited, interim and pro forma financial statements, within four business days of the closing of any such transaction (Item 5.01(a)(8) of Form 8-K); and the amendments to Rule 144 adopted by the SEC that were effective on February 15, 2008, that limit the resale of most securities of shell companies until one year after the filing of such information, may eliminate many of the perceived advantages of these types of going public transactions.  These types of transactions are customarily referred to as “reverse” reorganizations or mergers in which the acquired company’s shareholders become the controlling shareholders in the acquiring company and the acquiring company becomes the successor to the business operations of the acquired company.  Regulations governing shell companies also deny the use of Form S-8 for the registration of securities and limit the use of this Form to a reorganized shell company until the expiration of 60 days from when any such entity is no longer considered to be a shell company.  This prohibition could further restrict opportunities for us to acquire companies that may already have stock option plans in place that cover numerous employees.  In such instances, there may be no exemption from registration for the issuance of securities in any business combination to these employees, thereby necessitating the filing of a registration statement with the SEC to complete any such reorganization, and incurring the time and expenses that are normally avoided by reverse reorganizations or mergers.

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

Research and Development Costs During the Last Two Fiscal Years

We did not spend any money on research and development during the period from January 1, 2013, through December 31, 2014.

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

ITEM 2:  PROPERTIES

Han Logistics maintains its offices pursuant to a verbal arrangement rent-free at the office of its director, Mr. Chu.  We expect that our present office arrangement will be adequate to meet our needs for the foreseeable future.

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

Period	High	Low
January 1, 2013 through March 31, 2013	$0.02	$0.02
April 1, 2013 through June 30, 2013	None	None
July 1, 2013 through September 30, 2013	None	None
October 1, 2013 through December 31, 2013	None	None
January 1, 2014 through March 31, 2014	None	None
April 1, 2014 through June 30, 2014	None	None
July 1, 2014 through September 30, 2014	None	None
October 1, 2014 through December 31, 2014	None	None

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

We did not issue any unregistered securities during the calendar year ended December 31, 2014.

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

After Six-month holding period – may resell in accordance with all Rule 144 requirements including:

·Current public information,

·Volume limitations,

·Manner of sale requirements for equity securities, and

·Filing of Form 144.

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

After one-year holding period – may resell in accordance with all Rule 144 requirements including:

·Current public information,

·Volume limitations,

·Manner of sale requirements for equity securities, and

·Filing of Form 144.

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

(1)This section is not available for the resale of securities initially issued by an issuer defined below:

(i)   An issuer, other than a business combination related shell company, as defined in §230.405, or an asset-backed issuer, as defined in Item 1101(b) of Regulation AB (§229.1101(b) of this chapter), that has:

(A)No or nominal operations; and

(B)Either:

(1)   No or nominal assets;

(2)   Assets consisting solely of cash and cash equivalents; or

(3)   Assets consisting of any amount of cash and cash equivalents and nominal other assets; or

(ii)An issuer that has been at any time previously an issuer described in paragraph (i)(1)(i).

(2)Notwithstanding paragraph (i)(1), if the issuer of the securities previously had been an issuer described in paragraph (i)(1)(i) but has ceased to be an issuer described in paragraph (i)(1)(i); is subject to the reporting requirements of section 13 or 15(d) of the Exchange Act; has filed all reports and other materials required to be filed by section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months (or for such shorter period that the issue was required to file such reports and materials), other than Form 8-K reports (§249.308 of this chapter); and has filed current “Form 10 information” with the Commission reflecting its status as an entity that is no longer an issuer described in paragraph (i)(1)(i), then those securities may be sold subject to the requirements of this section after one year has elapsed from the date that the issuer filed “Form 10 information” with the Commission.

(3)The term “Form 10 information” means the information that is required by Form 10 or Form 20-F (§249.220f of this chapter), as applicable to the issuer of the securities, to register under the Exchange Act each class of securities being sold under this rule.  The issuer may provide the Form 10 information in any filing of the issuer with the Commission.  The Form 10 information is deemed filed when the initial filing is made with the Commission.”

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

Use of Proceeds of Registered Securities

During the calendar year ended December 31, 2014, we did not receive any proceeds from the sale of registered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs
Month #1: Ending October 31, 2014	None	None	None	None
Month #2: Ending November 30, 2014	None	None	None	None
Month #3: Ending December 31, 2014	None	None	None	None
Total	None	None	None	None

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

Liquidity and Capital Resources

As of December 31, 2014, we had total cash assets of $0.  We had total current liabilities of $539,775 and working capital deficit and stockholders’ deficit of $539,775.  Deficit accumulated during the development stage through December 31, 2014 totaled $660,677.  Our

Director is expected to provide the necessary working capital so as to permit Han Logistics to continue as a going concern until it commences profitable operations, obtains outside sources of capital, or offers stock for cash.

Results of Operations

During the calendar years ended December 31, 2014 and December 31, 2013, we received total revenues of $0.  General and administrative expenses were $71,604 in the 2014 fiscal year, as compared to $34,890 in the 2013 period.  The loss from operations was $71,604 and $34,890, respectively, during these years.

During the 2014 calendar year, other expenses totaled $17,059, of which $14,989 was interest expense to a related party and $2,070 was non-related party interest expense.  In the December 31, 2013, calendar year, the total other expenses totaled $14,798; $12,728 was interest expense to a related party and $2,070 was non-related party interest expense, respectively.  Net loss in calendar 2014 was $88,663, or $0.01 per share, as compared to net loss of $49,688, or $0.01 per share, in calendar 2013.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements for the year ended December 31, 2014.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Han Logistics, Inc.

To:

The board of directors and stockholders of

Han Logistics, Inc.

Report of Independent Registered Public Accounting Firm

We have audited the accompanying balance sheets of Han Logistics, Inc. ("the Company") as of December 31, 2014 and the related statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 included in the Company’s Item 9A “Controls and Procedures” in the Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Han Logistics, Inc. as of December 31, 2014 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a significant accumulated deficits and negative working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Hong Kong, China

/s/ AWC (CPA) LIMITED

April 15, 2015

Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Han Logistics, Inc.

Salt Lake City, Utah

We have audited the accompanying balance sheet of Han Logistics, Inc. as of December 31, 2013, and the related statements of operations, stockholders' deficit, and cash flows for the year ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Han Logistics, Inc. as of December 31, 2013, and the results of its operations and cash flows for the year ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Mantyla McReynolds, LLC

Mantyla McReynolds, LLC

Salt Lake City, Utah

April 14, 2014

HAN LOGISTICS, INC.
BALANCE SHEETS
December 31, 2014 and 2013

ASSETS

	December 31,	December 31,
	2014	2013
CURRENT ASSETS:
Cash	$ -	$ 117

Total Current Assets	-	117

TOTAL ASSETS	$ -	$ 117

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$ 237,707	$ 208,645
Accounts payable-Related party	8,250	8,250
Accrued interest	10,783	8,713
Accrued interest - Related parties	89,506	74,517
Notes payable	23,000	23,000
Notes payable - Related parties	170,529	128,104

Total Current Liabilities	539,775	451,229

STOCKHOLDERS' DEFICIT:
Preferred stock, Class A Preferred Stock; $0.001 par value 175,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized;10,368,500 shares issued and outstanding	10,369	10,369
Additional paid-in capital	110,533	110,533
Accumulated deficit	(660,677)	(572,014)

Total Stockholders' Deficit	(539,775)	(451,112)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -	$ 117

The accompanying notes are an integral part of these financial statements.

HAN LOGISTICS, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Year Ended	Year Ended
	December 31,	December 31,
	2014	2013

Revenues	$ -	$ -

Gross Revenues	-	-

Operating Expenses
General and administrative expenses	71,604	34,890

Total Operating Expenses	71,604	34,890

Loss from Operations	(71,604)	(34,890)

Other Income (Expense)
Interest (expense)	(2,070)	(2,070)
Interest (expense) - Related Parties	(14,989)	(12,728)

Total Other Income/(Expense)	(17,059)	(14,798)

Loss before Income Taxes	(88,663)	(49,688)

Provision for Income Taxes	-	-

Net Loss	$ (88,663)	$ (49,688)

Net Loss per Share Basic and Diluted	$ (0.01)	$ (0.01)

Weighted Average Shares Outstanding
Basic and Diluted	10,368,500	10,368,500

The accompanying notes are an integral part of these financial statements.

HAN LOGISTICS, INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT

YEARS ENDED DECEMBER 31, 2014 AND 2013

	Capital Stock	Paid-in	Additional Accumulated	Accumulated
	Shares	Amount	Capital	Deficits	Net Deficit
BALANCE, December 31, 2012	10,368,500	10,369	110,533	(522,326)	(401,424)
Net loss for the year ended December 31, 2013	-	-	-	(49,688)	(49,688)
BALANCE, December 31, 2013	10,368,500	10,369	110,533	(572,014)	(451,112)
Net loss for the year ended December 31, 2014	-	-	-	(88,663)	(88,663)
BALANCE, December 31, 2014	10,368,500	$ 10,369	$ 110,533	$ (660,677)	$ (539,775)

The accompanying notes are an integral part of these financial statements.

HAN LOGISTICS, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Year Ended	Year Ended
	December 31,	December 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) from operations	$ (88,663)	$ (49,688)
Changes in assets and liabilities:
Increase in accounts payable	29,062	16,921
Increase in accrued expenses	17,059	14,797

Net cash (used in) operating activities	(42,542)	(17,970)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in notes payable-related parties	42,425	17,950

Net cash provided by financing activities	42,425	17,950

Net (decrease) in cash	(117)	(20)

CASH AT BEGINNING OF THE YEAR	117	137

CASH AT END OF THE YEAR	$ -	$ 117

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for income taxes	$ -	$ -

Cash paid for interest expense	$ -	$ -

The accompanying notes are an integral part of these financial statements.

HAN LOGISTICS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

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

On February 12, 2015, Michael Vardakis, the then major shareholder, entered into a Stock Purchase Agreement with Kin Hon Chu ("New Majority Shareholder") wherein Mr. Vardakis sold 8,813,225 shares of the Company’s common stock, representing approximately 85% of all issued and outstanding shares.  The aggregate purchase price paid was $400,000.

NOTE 2 – Significant Accounting Policies

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

Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted FASB ASC 820, Fair Value Measurements, which provides a framework for measuring fair value under GAAP.  Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  The standard also expands disclosures about instruments measured at fair value and establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

Level 1 – Quoted prices for identical assets and liabilities in active markets;

Level 2 – Quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The Company designates cash equivalents as Level 1.  The total amount of the Company’s investment classified as Level 3 is de minimis.

The fair value of the Company’s debt as of December 31, 2014 and 2013, approximated fair value at those times.

Fair value of financial instruments: The carrying amounts of financial instruments, including cash, accounts payable, and accrued expenses approximated fair value as of December 31, 2014 and 2013 because of the relative short term nature of these instruments.

Revenue Recognition

The Company recognizes revenue, in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, which states that revenue is generally recognized when it is realized and earned.  Specifically, the Company recognizes revenue when services are performed and projects are completed and accepted by the customer.  See Recent Accounting Pronouncements note below for updates to Revenue Recognition.

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

The Company records interest and penalties arising from the underpayment of income taxes in the statement of income under general and administrative expenses. As of December 31, 2014 and 2013, the Company had no accrued interest or penalties related to uncertain tax positions. The company also did not have any uncertain tax benefits during these years. The tax years 2014, 2013 and 2012 remain open to examination.

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

For the year ended December 31, 2014, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date.  If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

Update No. 2014-09 – Revenue from Contracts with Customers (Topic 606)

•

Section A – Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs – Contracts with Customers (Subtopic 340-40)

•

Section B – Conforming Amendments to Other Topics and Subtopics in the Codification and Status Tables

•

Section C – Background Information and Basis for Conclusion

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

For a public entity, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  Due to lack of revenues in the periods presented, the Company believes the amendment no financial effect to its financials upon adoption.

Update No. 2014-10 – Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements to Variable Interest Entities Guidance in Topic 810, Consolidation

The amendments in this Update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations.

Finally, the amendments remove paragraph 810-10-15-16.  Paragraph 810-10-15-16 states that a development stage entity does not meet the condition in paragraph 810-10-15-14(a) to be a variable interest entity if (1) the entity can demonstrate that the equity invested in the legal entity is sufficient to permit it to finance the activities that it is currently engaged in and (2) the entity’s governing documents and contractual arrangements allow additional equity investments.  Under the amendments, all entities within the scope of the Variable Interest Entities Subsections of Subtopic 810-10 are required to evaluate whether the total equity investment at risk is sufficient using the guidance provided in paragraphs 810-10-25-45 through 25-47, which requires both qualitative and quantitative evaluations.  Because the term development stage entity is used in paragraph 810-10-15-16, the definition of a development stage entity has been removed from the Master Glossary concurrent with the effective date of the amendment removing paragraph 810-10-15-16.

The amendments related to the elimination of inception-to-date information and the other remaining disclosure of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively.  For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein.  The Company adopted this amendment to its financials in the current reporting period.  The amendment is strictly presentation of the financial statements of development companies and has no financial effect on the statements presented herein.

NOTE 3 – Financial Condition and Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company incurred a net loss of $88,663 (from operations) for the year ended December 31, 2014.  It also sustained operating losses in prior years as well.  These factors raise substantial doubt as to its ability to remain a going conern and obtain debt and/or equity financing and achieve profitable operations.

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

2014:	Balance	Rate	Tax
Federal loss carryforward	$620,078	34%	$ 210,827
Valuation allowance			(210,827)
Deferred tax asset			$ -

2013:	Balance	Rate	Tax
Federal loss carryforward	$531,415	34%	$ 180,681
Valuation allowance			(180,681)
Deferred tax asset			$ -

A reconciliation between expected and actual tax liability is presented below.

	2014	2013
Expected (Benefit) – Federal rate 34%	$ (30,145)	$ (16,894)

Effect of:
Valuation allowance	30,145	16,894
Total Actual Provision	$ -	$ -

As of December 31 2014, the Company has unutilized tax losses of $620,078 (2013: $531,415). Deferred tax asset is not provided for as the tax losses may not be able to carry forward after a change in substantial ownership of the Company in February 2015.

NOTE 5 – Common Stock

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

NOTE 6– Related Party Transactions

The Company currently utilizes office space on a rent-free basis from a director and shareholder, and shall do so until substantial revenue-producing operations commence. Management deemed the rent-free space to be of no nominal value.

A related party had loaned $13,387 to the Company as of December 31, 2004, which is convertible to common stock at a rate of $0.10 per share.  The effect of conversion on the loss per share calculation would be anti-dilutive, as the Company incurred losses in each of the periods presented in the financial statements.

A related party loaned $23,800 to the Company during 2005, which is convertible to common stock at a rate of $0.10 per share.  The effect of conversion on the loss per share calculation would be anti-dilutive, as the Company incurred losses in each of the periods presented in the financial statements.

A related party loaned $17,100 to the Company during 2007, which is convertible to common stock at a rate of $0.10 per share.  The effect of conversion on the loss per share calculation would be anti-dilutive, as the Company incurred losses in each of the periods presented in the financial statements.

As of December 31, 2014 and 2013, the outstanding note payable to a director of $8,700 and $2,500 that available to the Company during 2008 and 2007, respectively, are demand notes and carry an interest rate of 24% per annum.

As of December 31, 2014 and 2013, the outstanding note payable to a director and other related parties of $8,917 that available to the Company during 2009 are demand notes and carry an interest rate of 9% -18% per annum.

As of December 31, 2014 and 2013, the outstanding note payable to a director of $5,000 that available to the Company during 2010 are demand notes and carry an interest rate of 9% - 10% per annum.

As of December 31, 2014 and 2013, the outstanding note payable to a director and other related parties loaned $15,850 that available to the Company during 2011 are demand notes and carry an interest rate of 9% per annum.

As of December 31, 2014 and 2013, the outstanding note payable to a director of $14,500 that available to the Company during 2012 are demand notes and carry an interest rate of 9% per annum.

As of December 31, 2014 and 2013, the outstanding note payable to a director of $17,950 that available to the Company during 2013 are demand notes and carry an interest rate of 9% per annum.

During 2014, a director loaned $42,425 to the Company.  These loans are demand notes and carry an interest rate of 9% per annum.

The Company recorded an interest expense of $14,989 and $12,728 on the related party notes listed above for the years ended December 31, 2014 and 2013.  As of December 31, 2014 and 2013, the Company owed $89,506 and $74,517 in accrued interest on these notes, respectively.

As of December 31, 2014, total notes payable to the related parties and accrued interests amounted to $205,348 in the aggregate. Subsequent to the yearend date, the New Majority Shareholder settled $118,331 to the related parties and the remaining outstanding balance of $87,017 was released by the related parties.

NOTE 7– Note Payable

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

The Company recorded an interest expense of $2,070 and $2,070 on the notes listed above for the years ended December 31, 2014 and 2013.  As of December 31, 2014 and 2013, the Company owed $10,783 and $8,713 in accrued interest on these notes.

As of December 31, 2014, the above notes payable together with accrued interests amounted to $88,470 in aggregate. Subsequent to the year end date, the New Majority Shareholder settled $63,000 and the remaining outstanding balance of $25,470 were released by the creditors.

NOTE 8 – Subsequent Event

On February 12, 2015, Michael Vardakis entered into a Stock Purchase Agreement with Kin Hon Chu wherein Mr. Vardakis sold 8,813,225 shares of the Company’s common stock, representing approximately 85% of all issued and outstanding shares.  Mr. Chu paid $4,406.61for this control block of shares and also paid off all of the existing liabilities of the Company.  Accordingly, subsequent to the year end date and up to the date of this report, certain liabilities of $236,959 in the aggregate, including those notes payable as disclosed in note 7 and note 8, were released by the creditors as a result of the change in ownership.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(1) Previous Independent Auditors

On April 6, 2015, the Company filed an 8-K Item 4.01 announcing Changes in the Company's Certifying Accountant.  On March 31, 2015, the Company opted to change accounting firms for purposes of independent auditing, and subsequently released Mantyla McReynolds, LLC (Mantyla) as its independent registered accounting firm. On March 31, 2015, the Company engaged AWC (CPA) Limited of Hong Kong, as its new independent registered public accountant.

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

The Company’s management, with the participation of the President and Treasurer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013).  Based on this evaluation, our management, with the participation of the President and Vice President, concluded that, as of December 31, 2014, our internal control over financial reporting was not effective due to certain material weaknesses identified during our evaluation.

These material weaknesses relate to:

•

The lack of sufficient knowledge and expertise of management and our Board of Directors regarding the application of GAAP and SEC requirements; and

•

Segregation of duties, in that we had only one person performing all accounting-related duties.

We believe that both of these material weaknesses existed at December 31, 2014.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the fourth quarter of our 2014 fiscal year.

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

Name	Positions Held	Date of Election or Designation	Date of Termination or Resignation
Amee Han Lombardi	President Secretary Treasurer	01/99 01/99 01/99	4/19/2012 4/19/2012 4/19/2012
	Director	01/99	4/19/2012
Michael Vardakis	President Secretary Treasurer	04/12 04/12 04/12	02/13/2015 02/13/2015 02/13/2015
Kin Hon Chu Law Wai Fan Marie Huen Lai Chun Cheng Kin Ning	Director Director CEO COO CFO	01/05 02/13/2015 02/13/2015 02/13/2015 02/13/2015	03/03/2015 * * * *

* This person presently serves in the capacities indicated.

Background and Business Experience

Mr. Chu, age 27, is now a director of the Company. He received his Bachelor of Arts degree in Marketing and Management from the University of Hull. Since 2012, he has been the General Manager of Foshan Eason Investment Management Company Limited, a company that specializes in financial services, property investment, and education services. From 2010 to 2012, he was the General Manager of Wharton Success Investment Management Company Limited. From 2008 to 2010, he was an Account Manager at Emperor Financial Services Group. From 2005 to 2007, he was a freelance Analyst for an investment company.

Ms. Law, age 28, is the new Chief Executive Officer of the Company. She received her Master of Social Sciences degree in Social Work from Hong Kong Baptist University in 2011. Prior to that, in 2009, she received her Bachelor of Social Sciences degree in Counseling and Psychology, with honors.  She is a Registered Counselor with the Asian Professional Counseling Association, is a Practitioner of Projective Drawing Art in Assessment with the Unleashing Mind Professional Counseling Academy, and is a Registered Social Worker. Since 2012, she has been a Social Worker and Case Worker at the Christian Family Services Centre’s Centre for Adolescent Mental Health Prevention and Intervention. From 2011 to 2012, she was a Social Worker at New Life Psychiatric Rehabilitation Association’s Chuk Yuen Halfway House. From 2009 to 2011 she was a Counselor at Wesley College.

Mr. Cheng, age 30, is the new Chief Financial Officer of the Company. He received his Bachelor of Arts degree in Accounting from the University of South Australia. He is a member of the Hong Kong Institute of Accredited Accounting Technicians, the Association of Chartered Certified Accountants, the Hong Kong Securities and Investment Institute and LCCI. Since 2013, he has served as the head of the accounting department at Eason Property Investment Limited. Prior to that time, from 2011 to 2013, he was a financial officer at East Group Limited.

Ms. Huen, age 28, is the new Chief Operating Officer of the Company. She received a Bachelor of Art degree in Fashion and Textiles from the Hong Kong Polytechnic University. Since 2013, she has been the Event and PR Manager at the Alchemist Café Bistro Ltd. From 2012 to 2013, she was a Project Consultant and Owner of Thus Productions and was a freelance fashion stylist. From 2010 to 2012, she was a Fashion Executive with the Hong Kong Trade Development Council. From 2009 to 2010, she was the Store Manager of Cotton On Hong Kong Ltd.

Significant Employees

The Company has no employees who are not executive officers, but who are expected to make a significant contribution to the Company’s business.

Family Relationships

There are no family relationships between our officers and directors.

Involvement in Other Public Companies

None of our officers or directors are involved in similar positions with other public companies.

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

ITEM 11:  EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
Michael Vardakis President, Secretary, Treasurer and Director	12/31/14 12/31/13 12/31/12 12/31/11	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0

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

Ownership of Principal Shareholders

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	Kin Hon Chu	8,813,225 - Direct	85%

Security Ownership of Management

The following table sets forth the share holdings of the Company’s directors and executive officers as of February 24, 2015:

Ownership of Officers and Directors

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	Kin Hon Chu Director	8,813,225 – Direct	85%
Common	Law Wai Fan Chief Executive Officer	0	0%
Common	Cheng Kin Ning Chief Financial Officer	0	0%
Common	Marie Huen Lai Chun Chief Operating Officer	0	0%

Changes in Control

On February 12, 2015, Michael Vardakis entered into a Stock Purchase Agreement with Kin Hon Chu wherein Mr. Vardakis sold 8,813,225 shares of the Company’s common stock, representing approximately 85% of all issued and outstanding shares. Mr. Chu paid $4,406.61for this control block of shares and also paid off all of the existing liabilities of the Company in the amount of $395,593.39. The aggregate purchase price paid was $400,000.

The closing of the Stock Purchase Agreement was conditioned on the delivery of certain financial information by Mr. Vardakis to Mr. Chu. One-half of the proceeds of the sale of the stock were held in escrow pending the delivery of the financial information by Mr. Vardakis and the approval and acceptance of the financial information by Mr. Chu. On February 24, 2015, Mr. Chu confirmed that the financial information was adequate and the remaining purchase price was released from the escrow and delivered to Mr. Vardakis. The transaction was considered closed on February 24, 2015.

As a result of this acquisition, Mr. Chu became the majority stockholder of the Company.

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

A related party had loaned $13,387 to the Company as of December 31, 2004, which is convertible to common stock at a rate of $0.10 per share.  The effect of conversion on the loss per share calculation would be anti-dilutive, as the Company incurred losses in each of the periods presented in the financial statements.

A related party loaned $23,800 to the Company during 2005, which is convertible to common stock at a rate of $0.10 per share.  The effect of conversion on the loss per share calculation would be anti-dilutive, as the Company incurred losses in each of the periods presented in the financial statements.

A related party loaned $17,100 to the Company during 2007, which is convertible to common stock at a rate of $0.10 per share.  The effect of conversion on the loss per share calculation would be anti-dilutive, as the Company incurred losses in each of the periods presented in the financial statements.

As of December 31, 2014 and 2013, the outstanding note payable to a director of $8,700 and $2,500 that available to the Company during 2008 and 2007, respectively, are demand notes and carry an interest rate of 24% per annum.

As of December 31, 2014 and 2013, the outstanding note payable to a director and other related parties of $8,917 that available to the Company during 2009 are demand notes and carry an interest rate of 9% -10% per annum.

As of December 31, 2014 and 2013, the outstanding note payable to a director of $5,000 that available to the Company during 2010 are demand notes and carry an interest rate of 9% - 10% per annum.

As of December 31, 2014 and 2013, the outstanding note payable to a director and other related parties loaned $15,850 that available to the Company during 2011 are demand notes and carry an interest rate of 9% per annum.

As of December 31, 2014 and 2013, the outstanding note payable to a director of $14,500 that available to the Company during 2012 are demand notes and carry an interest rate of 9% per annum.

As of December 31, 2014 and 2013, the outstanding note payable to a director of $17,950 that available to the Company during 2013 are demand notes and carry an interest rate of 9% per annum.

During 2014, a director loaned $42,425 to the Company.  These loans are demand notes and carry an interest rate of 9% per annum.

The Company recorded an interest expense of $14,989 and $12,728 on the related party notes listed above for the years ended December 31, 2014 and 2013.  As of December 31, 2014, the Company owed $89,506 in accrued interest on these notes.

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

Parents of the Smaller Reporting Company

Kin Hon Chu may be deemed to be a parent of the issuer due to her ownership of approximately 85% of its issued and outstanding shares.

Director Independence

The Company does not have any independent directors serving on its board of directors.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to the Company by its principal accountants during the fiscal years ended December 31, 2014 and 2013:

Fee Category	2014	2013
Audit Fees - Mantyla McReynolds, LLC	$18,000	$15,200
Audit-related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$18,000	$15,200

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

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)

Financial Statements.  See the audited financial statements for the year ended December 31, 2014, contained in Item 8 above which are incorporated herein by this reference.

(a)(3)

Exhibits.  The following exhibits are filed as part of this Annual Report:

No.              Description1

3.1

Articles of Incorporation, filed July 1, 19992

3.2

Amended and Restated Articles of Incorporation, filed December 9, 20103

3.3

Bylaws

4.1

Promissory Note dated March 30, 20054

14

Code of Ethics5

31.1

Certification of Law Wai Fan, the Company’s Chief Executive Officer, pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2

32.1

Certification of Cheng Kin Ning, the Company’s Chief Financial Officer, pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Certification of Law Wai Fan pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2                Certification of Cheng Kin Ning pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101 INS

XBRL Instance Document6

101 PRE

XBRL Taxonomy Extension Presentation Linkbase Document6

101 LAB

XBRL Taxonomy Extension Label Linkbase Document6

101 DEF

XBRL Taxonomy Extension Definition Linkbase Document6

101 CAL

XBRL Taxonomy Extension Calculation Linkbase Document6

101 SCH

XBRL Taxonomy Extension Schema Document6

(1)  Incorporated herein by reference.

(2)  Attached as an exhibit to our SB-2 Registration Statement filed with the Securities and Exchange Commission on January 19, 2001.

(3)  Attached as Appendix A to our Definitive Information Statement filed with the Securities and Exchange Commission on November 17, 2010.

(4)  Attached as an exhibit to our 10KSB for the year ended December 31, 2005, filed with the Securities and Exchange Commission on April 14, 2006.

(5)  Attached as an exhibit to our 10K/A for the year ended December 31, 2010, filed with the Securities and Exchange Commission on December 23, 2011.

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

HAN LOGISTICS, INC.

Date:	April 16, 2015	By:	/s/ Law Wai Fan
Law Wai Fan
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

HAN LOGISTICS, INC.

Date:	April 16, 2015	By:	/s/ Cheng Kin Ning
Cheng Kin Ning
Chief Financial Officer