Form 10-Q
period 2015-03-31
HAN LOGISTICS INC
filed 2015-05-20
CIK 1132509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to________

Commission file number 000-52273

HAN LOGISTICS, INC.

(Exact name of registrant as specified in its Charter)

Nevada	88-0435998
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Unit 19, 35/F., Tower 1,

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 19, 2015, there were 10,368,500 shares of common stock outstanding.

PART I

FORWARD LOOKING STATEMENTS

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

HAN LOGISTICS, INC.
CONDENSED BALANCE SHEETS
March 31, 2015

ASSETS

	March 31,	December 31,
	2015 (Unaudited)	2014 (Audited)
CURRENT ASSETS:
Cash	-	-

Total Current Assets	-	-

TOTAL ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	-	$ 237,707
Accounts payable-Related party	-	8,250
Accrued interest	-	10,783
Accrued interest - Related parties	-	89,506
Amount due to shareholder	$ 8,000	-
Notes payable	-	23,000
Notes payable - Related parties	-	170,529

Total Current Liabilities	8,000	539,775

STOCKHOLDERS' DEFICIT:
Preferred stock, Class A Preferred Stock; $0.001 par value 175,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized;10,368,500 shares issued and outstanding	10,369	10,369
Additional paid-in capital	413,349	110,533
Accumulated deficit	(431,718)	(660,677)

Total Stockholders' Deficit	(8,000)	(539,775)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -	$ -

The accompanying notes are an integral part of these financial statements.

HAN LOGISTICS, INC.
CONDENSED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2015 AND 2014 (UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2015	2014

Revenues	$ -	$ -

Gross Revenues	-	-

Operating Expenses
General and administrative expenses	8,000	8,840

Total Operating Expenses	8,000	8,840

Loss from Operations	(8,000)	(8,840)

Other Income (Expense)
Gain on release of liabilities	236,959	-
Interest (expense)	-	(510)
Interest (expense) - Related Parties	-	(3,356)

Total Other Income/(Expense)	236,959	(3,866)

Income/(Loss) before Income Taxes	228,959	(12,706)

Provision for Income Taxes	-	-

Net Income/(Loss)	$ 228,959	$ (12,706)

Net Income/(Loss) per Share Basic and Diluted	$ 0.02	$ (0.00)

Weighted Average Shares Outstanding
Basic and Diluted	10,368,500	10,368,500

The accompanying notes are an integral part of these financial statements.

HAN LOGISTICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2015 AND 2014 (UNAUDITED)

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(Loss) from operations	228,959	(12,706)
Adjustments to reconcile net loss to net cash used
in operating activities:
Gain on release of liabilities	(236,959)	-
Changes in assets and liabilities:
Increase in accounts payable	-	15
Increase in accrued expenses	-	3,866

Net cash used in operating activities	(8,000)	(8,825)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in amount due to shareholder	8,000	-
Increase in notes payable-Related parties	-	8,825

Net cash provided by financing activities	8,000	8,825

Net increase (decrease) in cash	-	-

CASH AT BEGINNING PERIOD	-	117

CASH AT END OF PERIOD	-	117

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	-	-
Cash paid for interest expense	-	-

The accompanying notes are an integral part of these financial statements.

HAN LOGISTICS, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

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

NOTE 2 –Basis of Preparation and Significant Accounting Policies

Basis of Preparation

The condensed balance sheets of the Company as of March 31, 2015, the related condensed statements of operations and the condensed statements of cash flows for the three months ended March 31, 2015 and 2014 include all adjustments (consisting of normal recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's December 31, 2014, Form 10-K.

Significant Accounting Policies

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements.  The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

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

The fair value of the Company’s debt as of March 31, 2015 approximated fair value at those times.

Fair value of financial instruments: The carrying amounts of financial instruments, including cash, accounts payable, and accrued expenses approximated fair value as of March 31, 2015 because of the relative short term nature of these instruments.

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

The Company records interest and penalties arising from the underpayment of income taxes in the statement of income under general and administrative expenses. As of March 31, 2015, the Company had no accrued interest or penalties related to uncertain tax positions. The company also did not have any uncertain tax benefits during these years. The tax years 2014, 2013 and 2012 remain open to examination.

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

For the three months ended March 31, 2015 and 2014, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

NOTE 3 – Financial Condition and Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company incurred a net loss of $8,000 (from operations) for the three months ended March 31, 2015.  It also sustained operating losses in prior years as well.  These factors raise substantial doubt as to its ability to obtain debt and/or equity financing and achieve profitable operations.

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

NOTE 4– Common Stock

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

NOTE 5 – Note Payable from Related Parties

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

The Company recorded an interest expense of $0 and $3,356 on the related party notes listed above for the three months ended March 31, 2015 and 2014.

As of December 31, 2014, total notes payable to the related parties and accrued interests amounted to $260,035 in the aggregate. During the period, the New Majority Shareholder settled $158,075 to the related parties.The remaining outstanding balance of $101,960 was released by the related parties and the amount was credited to statement of operations during the period.

NOTE 6– Note Payable

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

The Company recorded an interest expense of $0 and $510 on the notes listed above for the three months ended March 31, 2015 and 2014.

As of December 31, 2014, the above notes payable together with accrued interests amounted to $33,783 in aggregate. During the period, the New Majority Shareholder settled $23,000.The remaining outstanding balance of $10,783 was released by the creditors and the amount was credited to statement of operations during the period.

NOTE7–Release of liabilities

On February 12, 2015, Michael Vardakis entered into a Stock Purchase Agreement with Kin Hon Chu wherein Mr. Vardakis sold 8,813,225 shares of the Company’s common stock, representing approximately 85% of all issued and outstanding shares.  Mr. Chu paid $4,406.61for this control block of shares and also paid off all of the existing liabilities of the Company. Accordingly, certain liabilities of $236,959 in the aggregate, including those notes payable as disclosed in note 4 and note 5, were released by the creditors as a result of the change in ownership. The amount was credited to statement of operations during the period.

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

Liquidity and Capital Resources

As of March 31, 2015, we had total cash assets of $0.  We had total current liabilities of $8,000 and working capital deficit and stockholders’ deficit of $8,000. Our Director is expected to provide the necessary working capital so as to permit Han Logistics to continue as a going concern until it commences profitable operations, obtains outside sources of capital, or offers stock for cash.

Results of Operations

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

We had no revenues for the three months ended March 31, 2015 and 2014.General and administrative expenses for the quarter ended March 31, 2015, were $8,000, as compared to $8,840 during the three months ended March 31, 2014.  The loss from operations was $8,000 and $8,840, respectively, during these periods.

For the quarter ended March 31, 2015, other income was $236,959, which represents a one-off gain on release of liabilities.

Net income for the quarter ended March 31, 2015 was $228,959, as compared to net loss of $12,706for the quarter ended March 31, 2014. The increase is mainly due to the one-off gain on release of liabilities of $236,959 that recognized in the first quarter of 2015.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements for the three months ended March 31, 2015.

Item3:  Quantitative and Qualitative Disclosures about market risk

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2015, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Mine Safety Disclosures.

None, not applicable.

Item 5. Other Information.

Changes in Control of the Registrant

On February 12, 2015, Michael Vardakis entered into a Stock Purchase Agreement with Kin Hon Chu wherein Mr. Vardakis sold 8,813,225 shares of the Company’s common stock, representing approximately 85% of all issued and outstanding shares.  Mr. Chu paid $4,406.61 for this control block of shares and also paid off all of the existing liabilities of the Company in the amount of $395,593.39. The aggregate purchase price paid (including the price per share, plus the amount of the liabilities) was $400,000.

The closing of the Stock Purchase Agreement was conditioned on the delivery of certain financial information by Mr. Vardakis to Mr. Chu. One-half of the proceeds of the sale of the stock were held in escrow pending the delivery of the financial information by Mr. Vardakis and the approval and acceptance of the financial information by Mr. Chu. On February 24, 2015, Mr. Chu confirmed that the financial information was adequate and the remaining purchase price was released from the escrow and delivered to Mr. Vardakis. This transaction effectuated a change in control of the Company.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On February 12, 2015, Michael Vardakis resigned as Chief Executive Officer. This resignation is not the result of any dispute, claim, or issue with the Company.  On that same day, the Board of Directors appointed Kin Hon Chu to serve as Director and appointed Law Wai Fan as Chief Executive Officer of the Company, Marie Huen Lai Chun as Chief Operating Officer of the Company and Cheng Kin Ning as Chief Financial Officer. Mr. Vardakis later resigned as a director of the Company on March 3, 2015.

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

HAN LOGISTICS, INC.

Date:	May 20, 2015	By:	/s/ Cheng Kin Ning
Cheng Kin Ning
Chief Financial Officer

Date:	May 20, 2015	By:	/s/ Law Wai Fan
Law Wai Fan
Chief Executive Officer