Form 10-Q
period 2015-06-30
Eason Education Kingdom Holdings, Inc.
filed 2015-08-14
CIK 1132509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to________

Commission file number 000-52273

EASON EDUCATION KINGDOM HOLDINGS, INC.

 (Exact name of registrant as specified in its charter)

HAN LOGISTICS, INC.

 (Former Name of Registrant)

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 14, 2015 there were 10,368,500 shares of common stock issued and outstanding.

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

HAN LOGISTICS, INC.
CONDENSED BALANCE SHEETS
AT JUNE 30, 2015 AND DECEMBER 31, 2014

ASSETS

	June 30,	December 31,
	2015 (Unaudited)	2014 (Audited)
CURRENT ASSETS:
Cash	-	-

Total Current Assets	-	-

TOTAL ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	-	$ 237,707
Accounts payable-Related party	-	8,250
Accrued interest	-	10,783
Accrued interest - Related parties	-	89,506
Amount due to shareholder	$ 16,000	-
Notes payable	-	23,000
Notes payable - Related parties	-	170,529

Total Current Liabilities	16,000	539,775

STOCKHOLDERS' DEFICIT:
Preferred stock, Class A Preferred Stock; $0.001 par value 175,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized;10,368,500 shares issued and outstanding	10,369	10,369
Additional paid-in capital	413,349	110,533
Accumulated deficit	(439,718)	(660,677)

Total Stockholders' Deficit	(16,000)	(539,775)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -	$ -

The accompanying notes are an integral part of these financial statements.

HAN LOGISTICS, INC.
STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2015 AND 2014 (UNAUDITED)

	Six months ended	Six months ended	Three months ended	Three months ended
	June 30	June 30	June 30	June 30
	2015	2014	2015	2014
Revenues	-	-	-	-

Gross Revenues	-	-	-	-

Operating Expenses
General and administrative expenses	16,000	28,285	8,000	19,445

Total Operating Expenses	16,000	28,285	8,000	19,445

Loss from Operations	(16,000)	(28,285)	(8,000)	(19,445)

Other Income (Expense)
Gain on release of liabilities	236,959	-	-	-
Interest (expense)	-	(1,026)	-	(516)
Interest (expense) - Related Parties	-	(7,084)	-	(3,728)

Total Other Income/(Expense)	236,959	(8,110)	-	(4,244)

Income/(Loss) before Income Taxes	220,959	(36,395)	(8,000)	(23,689)

Provision for Income Taxes	-	-	-	-

Net Income/(Loss)	220,959	(36,395)	(8,000)	(23,689)

Net Income/(Loss) per Share Basic and Diluted	0.02	(0.01)	(0.01)	(0.01)

Weighted Average Shares Outstanding
Basic and Diluted	10,368,500.00	10,368,500.00	10,368,500.00	10,368,500.00

The accompanying notes are an integral part of these financial statements.

HAN LOGISTICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2015 AND 2014 (UNAUDITED)

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(Loss) from operations	220,959	(36,395)
Adjustments to reconcile net loss to net cash used
in operating activities:
Gain on release of liabilities	(236,959)	-
Changes in assets and liabilities:
Increase in accounts payable	-	10,160
Increase in accrued expenses	-	8,110

Net cash used in operating activities	(16,000)	(18,125)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in amount due to shareholder	16,000	-
Increase in notes payable-Related parties	-	18,125

Net cash provided by financing activities	16,000	18,125

Net increase (decrease) in cash	-	-

CASH AT BEGINNING PERIOD	-	117

CASH AT END OF PERIOD	-	117

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	-	-
Cash paid for interest expense	-	-

The accompanying notes are an integral part of these financial statements.

HAN LOGISTICS, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2015 AND DECEMBER 31, 2014

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

NOTE 2 –Basis of Preparation and Significant Accounting Policies

Basis of Preparation

The condensed balance sheets of the Company as of June 30, 2015, the related condensed statements of operations and the condensed statements of cash flows for the six months and three months ended June 30, 2015 and 2014 include all adjustments (consisting of normal recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the six months and three months ended June 30, 2015 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's December 31, 2014, Form 10-K.

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

The fair value of the Company’s debt as of June 30, 2015 approximated fair value at those times.

Fair value of financial instruments: The carrying amounts of financial instruments, including cash, accounts payable, and accrued expenses approximated fair value as of June 30, 2015 because of the relative short term nature of these instruments.

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

The Company records interest and penalties arising from the underpayment of income taxes in the statement of income under general and administrative expenses. As of June 30, 2015, the Company had no accrued interest or penalties related to uncertain tax positions. The company also did not have any uncertain tax benefits during these periods. The tax years 2014, 2013 and 2012 remain open to examination.

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

For the six months and three months ended June 30, 2015 and 2014, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

NOTE 3 – Financial Condition and Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company incurred a net loss of $16,000 (from operations) for the six months ended June 30, 2015.  It also sustained operating losses in prior years as well.  These factors raise substantial doubt as to its ability to obtain debt and/or equity financing and achieve profitable operations.

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

The Company recorded an interest expense of $0 and $7,084 on the related party notes listed above for the six months ended June 30, 2015 and 2014.

As of December 31, 2014, total notes payable to the related parties and accrued interests amounted to $260,035 in the aggregate. During the period, the New Majority Shareholder settled $158,075 to the related parties.  The remaining outstanding balance of $101,960 was released by the related parties and the amount was credited to statement of operations during the period.

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

The Company recorded an interest expense of $0 and $1,026 on the notes listed above for the six months ended June 30, 2015 and 2014.

As of December 31, 2014, the above notes payable together with accrued interests amounted to $33,783 in aggregate. During the period, the New Majority Shareholder settled $23,000.The remaining outstanding balance of $10,783 was released by the creditors and the amount was credited to statement of operations during the period.

NOTE 7–Release of liabilities

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

Liquidity and Capital Resources

As of June 30, 2015, we had total cash assets of $0.  We had total current liabilities of $16,000 and working capital deficit and stockholders’ deficit of $16,000. Our Director is expected to provide the necessary working capital so as to permit Han Logistics to continue as a going concern until it commences profitable operations, obtains outside sources of capital, or offers stock for cash.

Results of Operations

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

We had no revenues for the three months ended June 30, 2015 and 2014.General and administrative expenses for the quarter ended June 30, 2015, were $8,000, as compared to $19,445 during the three months ended June 30, 2014.  The loss from operations was $8,000 and $19,445, respectively, during these periods.

For the quarter ended June 30, 2015, other income was $0.

Net Loss for the quarter ended June 30, 2015 was $8,000 and $23,689 for the quarter ended June 30, 2014. The decrease is mainly due to $11,445 and $4,244 decrease in general and administrative expenses and interest expense for the three months ended June 30, 2015.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

We had no revenues for the six months ended June 30, 2015 and 2014.General and administrative expenses for the six months ended June 30, 2015, were $16,000, as compared to $28,285 during the six months ended June 30, 2014.  The loss from operations was $16,000 and $28,285, respectively, during these periods.

For the six months ended June 30, 2015, other income was $236,959, which represents a one-off gain on release of liabilities.

Net income for the six months ended June 30, 2015 was $220,959, as compared to net loss of $36,395 for the six months ended June 30, 2014. The increase is mainly due to the one-off gain on release of liabilities of $236,959 that recognized in the first quarter of 2015.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements for the six months ended June 30, 2015.

Item 3:  Quantitative and Qualitative Disclosures about market risk

Not required for smaller reporting companies.

Item 4: Control and Procedures

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2015, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 1.Legal Proceedings.

None; not applicable.

Item 1A.  Risk Factors.

Not required.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

None; not applicable.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Mine Safety Disclosures.

None, not applicable.

Item 5.Other Information.

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

The closing of the Stock Purchase Agreement was conditioned on the delivery of certain financial information by Mr. Vardakis to Mr. Chu. One-half of the proceeds of the sale of the stock were held in escrow pending the delivery of the financial information by Mr. Vardakis and the approval and acceptance of the financial information by Mr. Chu. On February 24, 2015, Mr. Chu confirmed that the financial information was adequate and the remaining purchase price was released from the escrow and delivered to Mr. Vardakis.This transaction effectuated a change in control of the Company and was disclosed in a Current Report on Form 8-K dated March10, 2015, and filed with the SEC on March 10, 2014.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On February 12, 2015, Michael Vardakis resigned as Chief Executive Officer. This resignation is not the result of any dispute, claim, or issue with the Company. On that same day, the Board of Directors appointed Kin Hon Chu to serve as Director and appointed Law Wai Fan as Chief Executive Officer of the Company, Marie Huen Lai Chun as Chief Operating Officer of the Company and Cheng Kin Ning as Chief Financial Officer.Thischange of Directors or Certain Officers and appointment of Certain Officer were disclosed in Current Reports on Form 8-K dated March 10, 2015.

Approval of a Name Change of the Company

On May 19, 2015, the Company received a written consent in lieu of a meeting from one shareholder of common stock who holds 8,813,225 shares of Common Stock (comprising 85% of all issued and outstanding Common Stock of the Company) authorizing the Company, at the discretion of the Board of Directors, to change the name of the Company from “Han Logistics, Inc.” to “Eason Education Kingdom Holdings, Inc.” On May 19, 2015, the Board of Directors of the Company approved this action. Notice of these corporate actions were filed with the SEC on Form 14C and was mailed to the shareholders.

Amendments to the Articles of Incorporation

On August 10, 2015, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Nevada Secretary of State’s office through which the name of the Company was changed to “EASON EDUCATION KINGDOM HOLDINGS, INC.”

Item 6.Exhibits.

Exhibit No.                         Identification of Exhibit

3.1	Certificate of Amendment dated August 10, 2015

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.PRE.	XBRL Taxonomy Extension Presentation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.SCH	XBRL Taxonomy Extension Schema

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

HAN LOGISTICS, INC.

Date:	August 14, 2015	By:	/s/ Kin Hon Chu
Kin Hon Chu
Director

Date:	August 14, 2015	By:	/s/ Law Wai Fan
Law Wai Fan
Chief Executive Officer