Form 10-Q
period 2015-09-30
Eason Education Kingdom Holdings, Inc.
filed 2015-11-20
CIK 1132509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

Commission File No. 000-52273

EASON EDUCATION KINGDOM HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	88-0435998
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Unit 19, 35/F., Tower 1,

Millennium City 1, No. 388 Kwun Tong Road,

Kwun Tong, Kowloon, Hong Kong

 (Address of principal executive offices, zip code)

+852 2111-0810

 (Registrant’s telephone number, including area code)

_____________________________________________________________

 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 5, 2015, there were 10,368,500 shares of common stock, $0.001 par value per share, outstanding.

EASON EDUCATION KINGDOM HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2015

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Eason Education Kingdom Holdings, Inc., a Nevada corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things to product demand, market and customer acceptance, competition, pricing and development difficulties, as well as general industry and market conditions and growth rates and general economic conditions.; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

Our management has included projections and estimates in this Form 10-Q, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Eason Education Kingdom Holdings, Inc.
Condensed Balance Sheets

	September 30, 2015 (Unaudited)	December 31, 2014 (Audited)

ASSETS

Current Assets:
Cash	$ -	$ -
Total Current Assets	-	-

TOTAL ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$ -	$ 237,707
Accounts payable-related parties	-	8,250
Accrued interest	-	10,783
Accrued interest-related parties	-	89,506
Accrued liabilities	9,000	-
Amount due to shareholder	28,000	-
Notes payable	-	23,000
Notes payable-related parties	-	170,529

Total Current Liabilities	37,000	539,775

Stockholders' Deficit:
Preferred stock, Class A Preferred Stock; $0.001 par value; 175,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized; 10,368,500 shares issued and outstanding	10,369	10,369
Additional paid-in capital	413,349	110,533
Accumulated deficit	(460,718)	(660,677)

Total Stockholders' Deficit	(37,000)	(539,775)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -	$ -

The accompanying notes are an integral part of the condensed financial statements.

Eason Education Kingdom Holdings, Inc.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenues	$ -	$ -	$ -	$ -

Gross Revenues	-	-	-	-

Operating Expenses
General and administrative expenses	21,000	10,963	37,000	39,248

Total Operating Expenses	21,000	10,963	37,000	39,248

Loss from Operations	(21,000)	(10,963)	(37,000)	(39,248)

Other Income (Expense)
Gain on release of liabilities	-	-	236,959	-
Interest (expense)	-	(522)	-	(1,548)
Interest (expense) - Related Parties	-	(3,872)	-	(10,956)

Total Other Income (Expense)	-	(4,394)	236,959	(12,504)

Income (Loss) before Income Taxes	(21,000)	(15,357)	199,959	(51,752)

Provision for Income Taxes	-	-	-	-

Net Income (Loss)	$ (21,000)	$ (15,357)	$ 199,959	$ (51,752)

Net Income (Loss) per Share-Basic and Diluted	$ (0.00)	$ (0.01)	$ 0.02	$ (0.01)

Weighted Average Number of Common Shares
Outstanding-Basic and Diluted	10,368,500	10,368,500	10,368,500	10,368,500

The accompanying notes are an integral part of the condensed financial statements.

Eason Education Kingdom Holdings, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2015	2014

Cash Flows from Operating Activities:
Net Income (Loss) from operations	$ 199,959	$ (51,752)
Adjustment to reconcile of net income (loss) to net cash provided by (used in) operating activities:
Gain on release of liabilities	(236,959)	-
Changes in assets and liabilities:
Increase in accrued liabilities	9,000	-
Increase in accounts payable	-	16,073
Increase in accrued expenses	-	12,504

Net cash (used in) operating activities	(28,000)	(23,175)

Cash Flows from Investing Activities:

Net cash used in investing activities	-	-

Cash Flows from Financing Activities:
Increase in amount due to shareholder	28,000	-
Proceeds from notes payable-related parties	-	23,125

Net cash provided by financing activities	28,000	23,125

Net decrease in cash	-	(50)

Cash, at the beginning of period	-	117

Cash, at the end of period	$ -	$ 67

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$ -	$ -
Cash paid for interest expense	$ -	$ -

The accompanying notes are an integral part of the condensed financial statements.

Eason Education Kingdom Holdings, Inc.

Notes to Condensed Financial Statements

(Unaudited)

NOTE 1 – Organization, History and Business Activity

Eason Education Kingdom Holdings, Inc. (formerly known as Han Logistics, Inc.) (the "Company") was incorporated under the laws of the State of Nevada on July 1, 1999. The Company was organized to engage in the business of development, marketing and delivering of logistical analysis, problem solving and other logistics and general business services.  The Company is currently seeking potential business opportunities.

On February 12, 2015, Michael Vardakis ("Then Majority Shareholder") entered into a Stock Purchase Agreement with Kin Hon Chu ("New Majority Shareholder") wherein Mr. Vardakis sold 8,813,225 shares of the Company’s common stock, representing approximately 85% of all issued and outstanding shares to Mr. Chu.  The aggregate purchase price paid was $400,000.

NOTE 2 – Basis of Preparation and Significant Accounting Policies

Basis of Preparation

The condensed balance sheets of the Company as of September 30, 2015, the related condensed statements of operations and the condensed statements of cash flows for the nine months and three months ended September 30, 2015 and 2014 include all adjustments (consisting of normal recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the nine months and three months ended September 30, 2015 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto for the fiscal year ended December 31, 2014 included in the Company's Annual Report on Form 10-K.

Significant Accounting Policies

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements.  The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States of America ("GAAP") and have been consistently applied in the preparation of the financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company currently has no cash and cash equivalents.

Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 820, Fair Value Measurements, which provides a framework for measuring fair value under GAAP.  Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  The standard also expands disclosures about instruments measured at fair value and establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

The fair value of the Company’s debt as of September 30, 2015 approximated fair value at those times.

Fair value of financial instruments: The carrying amounts of financial instruments, including accounts payable, and accrued expenses approximated fair value as of December 31, 2014 because of the relative short term nature of these instruments.

Revenue Recognition

The Company currently has no significant source of revenue.

Use of Estimates

The preparation of condensed financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements,  and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ significantly from those estimates.

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

The Company records interest and penalties arising from the underpayment of income taxes in the statement of income under general and administrative expenses. As of September 30, 2015, the Company had no accrued interest or penalties related to uncertain tax positions. The company also did not have any uncertain tax benefits during these periods. The tax years 2014, 2013 and 2012 remain open to examination.

Earnings (Loss) per Share

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

For the nine months and three months ended September 30, 2015 and 2014, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

NOTE 3 – Going Concern

The accompanying condensed financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company incurred a net loss of $37,000 (from operations) for the nine months ended September 30, 2015 and an accumulated deficit of $460,718 at September 30, 2015.  These factors raise substantial doubt as to its ability to obtain debt and/or equity financing and achieve profitable operations.

Management intends to raise additional operating funds through equity and/or debt offerings.  However, there can be no assurance management will be successful in its endeavors.  Ultimately, the Company will need to achieve profitable operations in order to continue as a going concern.

There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support its working capital requirements.  To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Eason Education Kingdom Holdings, Inc.  If adequate working capital is not available Eason Education Kingdom Holdings, Inc. may be required to curtail its operations.

NOTE 4 – Stockholders' Equity

As of September 30, 2015 and December 31, 2014, the Company authorized two classes of stocks, 500,000,000 shares of common stock at par value of $0.001, and 175,000,000 Class A preferred stock at par value of $0.001. There are 10,368,500 common shares issued and outstanding. None of the Class A preferred stock is issued.

NOTE 5 – Related Parties Transactions

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

As of December 31, 2014, the outstanding note payable to a director of $8,700 and $2,500 that available to the Company during 2008 and 2007, respectively, are demand notes and carry an interest rate of 24% per annum.

As of December 31, 2014, the outstanding note payable to a director and other related parties of $8,917 that available to the Company during 2009 are demand notes and carry an interest rate of 9% -18% per annum.

As of December 31, 2014, the outstanding note payable to a director of $5,000 that available to the Company during 2010 are demand notes and carry an interest rate of 9% - 10% per annum.

As of December 31, 2014, the outstanding note payable to a director and other related parties loaned $15,850 that available to the Company during 2011 are demand notes and carry an interest rate of 9% per annum.

As of December 31, 2014, the outstanding note payable to a director of $14,500 that available to the Company during 2012 are demand notes and carry an interest rate of 9% per annum.

As of December 31, 2014, the outstanding note payable to a director of $17,950 that available to the Company during 2013 are demand notes and carry an interest rate of 9% per annum.

During 2014, a director loaned $42,425 to the Company. These loans are demand notes and carry an interest rate of 9% per annum.

The Company recorded an interest expense of $0 and $10,956 for the related party notes listed above for the nine months ended September 30, 2015 and 2014 respectively.

As of December 31, 2014, total notes payable to the related parties and accrued interests amounted to $260,035 in the aggregate. During the period, the New Majority Shareholder settled $158,075 to the related parties.  The remaining outstanding balance of $101,960 was released by the related parties and the amount was credited to condensed statement of operations during the period.

NOTE 6 – Notes Payable

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

The Company recorded an interest expense of $0 and $1,548 for the nine months ended September 30, 2015 and 2014 respectively.

As of December 31, 2014, the above notes payable together with accrued interests amounted to $33,783 in aggregate. In February 2015, the New Majority Shareholder settled $23,000.The remaining outstanding balance of $10,783 was released by the creditors and the amount was credited to condensed statement of operations.

NOTE 7 - Accounts Payable

The Company recorded an accrued liability for professional service fees of $9,000 on September 30, 2015. This represents a duplicate payment for first and second quarter review service fees. Due to it is less-than-likely the original payments are to be recovered, the information is available before the financial statements issued, and the amount is reasonably estimated, provision is recorded in third quarter of 2015.

NOTE 8 – Release of liabilities

On February 12, 2015, Michael Vardakis ("Then Majority Shareholder") entered into a Stock Purchase Agreement with Kin Hon Chu ("New Majority Shareholder") wherein Mr. Vardakis sold 8,813,225 shares of the Company’s common stock, representing approximately 85% of all issued and outstanding shares to Mr. Chu.  Mr. Chu paid $4,406.61 for this control block of shares and also paid off all of the existing liabilities of the Company. Accordingly, certain liabilities of $236,959 in the aggregate, including those notes payable as disclosed in note 5 and note 6, were released by the creditors as a result of the change in ownership.  The amount was credited to condensed statement of operations.

NOTE 9 - Subsequent Events

The Company evaluated subsequent events, which are events or transactions that occurred after September 30, 2015 through the date of the issuance of the accompanying unaudited condensed financial statements.  On October 8, 2015, the Company had accepted ten subscription agreements from private placements for an aggregate of 300,500,000 shares of common stock at $0.001 par value, for an aggregate proceed of up to $300,500.  This event was filed with the SEC on October 13, 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of Eason Education Kingdom Holdings, Inc., a Nevada corporation (the “Company”), and development-stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the December 31, 2014 audited financial statements and related notes included in the Company’s Form 10-K (File No. 000-52273; the “Form 10-K”), as filed with the Securities and Exchange Commission on April 17, 2015. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements

OVERVIEW

The Company was incorporated in the State of Nevada on July 1, 1999 and established a fiscal year end of December 31.

Going Concern

To date the Company has little operations or revenues and consequently has incurred recurring losses from operations. No revenues are anticipated until we complete the financing we endeavor to obtain, as described in the Form 10-K, and implement our initial business plan. The ability of the Company to continue as a going concern is dependent on raising capital to fund our business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

The Company plans to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through any offerings.

PLAN OF OPERATION

Our plan of operation for the twelve months following the date of this filing is to: (i) consider guidelines of industries in which the Company may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a “going concern” engaged in any industry selected.

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

RESULTS OF OPERATIONS

Three- and Nine-Month Periods Ended September 30, 2015 and 2014

We recorded no revenues for the three months and nine months ended September 30, 2015.

For the three months ended September 30, 2015, total operating costs were $21,000, consisting solely of general and administrative expenses.  By comparison, for the three months ended September 30, 2014, total operating costs were $10,963, also consisting solely of general and administrative expenses.  The loss from operations was $21,000 and $10,963, respectively, during these periods.

Our net loss for the three months ended September 30, 2015 was $21,000 and $15,357 for the three months ended September 30, 2014. The increase is mainly due to a $10,037 increase in general and administrative expenses (which included the $9,000 provision stated in Note 7) and a $4,394 decrease in interest expense for the three months ended September 30, 2015.

For the nine months ended September 30, 2015, total operating costs were $37,000, consisting solely of general and administrative expenses.  By comparison, for the nine months ended September 30, 2014, total operating costs were $39,248, also consisting solely of general and administrative expenses.  The losses from operations during these periods were $37,000 and $39,248, respectively.

Net income for the nine months ended September 30, 2015 was $199,959, as compared to net loss of $51,752 for the nine months ended September 30, 2014. The increase is mainly due to the one-time gain on release of liabilities of $236,959 that recognized in the first quarter of 2015.

Liquidity and Capital Resources

At September 30, 2015, we had a cash balance of $0, total current liabilities of approximately $37,000 and working capital deficit and stockholders’ deficit of approximately $37,000.  We do not have sufficient cash on hand to commence our 12-month plan of operation or to fund our ongoing operational expenses. We will need to raise funds to commence our plan of operation and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of common stock or debt securities.  If we are successful in completing an equity or debt financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or debt securities to fund our planned activities and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our operations and our business will fail.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements for the nine months ended September 30, 2015.

Subsequent Events

The Company evaluated subsequent events, which are events or transactions that occurred after September 30, 2015 through the date of the issuance of the accompanying unaudited condensed financial statements.  On October 8, 2015, the Company had accepted ten subscription agreements from private placements for an aggregate of 300,500,000 shares of common stock at $0.001 par value, for an aggregate proceed of up to $300,500.  This event was filed with the SEC on October 13, 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2015, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is not currently subject to any legal proceedings. From time to time, the Company may become subject to litigation or proceedings in connection with its business, as either a plaintiff or defendant. There are no such pending legal proceedings to which the Company is a party that, in the opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition or results of operations.

ITEM 1A. RISK FACTORS

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a) Exhibits required by Item 601 of Regulation SK.

Number	Description

3.1	Articles of Incorporation (1)

3.2	Certificate of Amendment dated August 10, 2015(2)

3.2	Bylaws (1)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

_____________________

(1) Filed and incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-54002), as filed with the Securities and Exchange Commission on January 19, 2001.

(2) Filed and incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 000-52273), as filed with the Securities and Exchange Commission on August 14, 2015.

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASON EDUCATION KINGDOM HOLDINGS, INC.
(Name of Registrant)

Date: November 20, 2015	By:	/s/ Cheng Kin Ning, Kenny
	Name:	Cheng Kin Ning, Kenny
	Title:	Chief Financial Officer (principal executive officer, principal financial officer, and principal accounting officer)

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation (1)

3.2	Certificate of Amendment dated August 10, 2015(2)

3.2	Bylaws (1)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document