Form 10-K
period 2015-12-31
Eason Education Kingdom Holdings, Inc.
filed 2016-06-24
CIK 1132509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

Commission File No. 000-52273

EASON EDUCATION KINGDOM HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0435998
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Unit 19, 35/F., Tower 1,

Millennium City 1, No. 388 Kwun Tong Road,

Kwun Tong, Kowloon, Hong Kong

(Address of principal executive offices, zip code)

+852 2111-0810

(Registrant's telephone number, including area code)

____________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

Common Stock, $.0001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

At June 30, 2015, the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $50,389,724. At June 13, 2016, there were 310,868,500 shares of the Registrant's common stock, par value $0.001 per share, outstanding.

EASON EDUCATION KINGDOM HOLDINGS, INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of Eason Education Kingdom Holdings, Inc., a Nevada corporation (the "Company"), contains "forward-looking statements," as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "could", "expects", "plans", "intends", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: (i) commercialization of our technology and products, (ii) development and protection of our intellectual property, (iii) the Company's need for and ability to obtain additional financing, (iv) industry competition, (v) the exercise of the control over us by Chu Kin Hon, the Company's sole director and majority shareholder, (vi) other factors over which we have little or no control; and (vii) other factors discussed in the Company's filings with the Securities and Exchange Commission ("SEC").

Our management has included projections and estimates in this Form 10-K, which are based primarily on management's experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I

ITEM 1. BUSINESS

DESCRIPTION OF BUSINESS

DESCRIPTION OF BUSINESS

Our Corporate History and Background

Eason Education Kingdom Holdings, Inc. was incorporated on July 1, 1999, under the laws of the State of Nevada, under the name "Han Logistics, Inc." We changed our name to "Eason Education Kingdom Holdings, Inc." on August 6, 2015. From our formation on July 1, 1999 until December 1, 2015, we were engaged in the business of namely the development, marketing and delivering of logistical analysis, problem solving and other logistics services and general business services. Amee Han Lombardi served as President, Secretary, Treasurer and a director from July 1, 1999 until her resignation on February 13, 2015. Michael Vardakis served as a director from April 19, 2012 until his resignation on February 13, 2015. On February 13, 2015, Kin Hon Chu was appointed a director, Law Wai Fan was appointed Chief Executive Officer, Cheng Kin Ning was appointed Chief Financial Officer, and Marie Huen Lai Chun was appointed Chief Operating Officer.

The Company does not have any current plans, arrangements, discussions or intentions, whether written or oral, to engage in a merger or acquisition with an identified or unidentified company or person to be used as a vehicle for a private company to become a reporting company.

Change in Control

On February 12, 2015, Michael Vardakis, then our major shareholder, entered into a Stock Purchase Agreement with Kin Hon Chu wherein Mr. Vardakis sold 8,813,225 shares of the Company's common stock, representing approximately 85% of all issued and outstanding shares. The aggregate purchase price paid was $400,000. In connection with such change of control occurred, we have shifted our business plan to focus on providing high quality fundamental training and pre-school and kindergarten education to children six years and under. We expect to offer a comprehensive six-year educational plan based upon the early years formation stage guidelines published by the Department for Education of the United Kingdom in September 2014. Our plan will be implemented through playground and art centers for pre-kindergarten children and kindergarten classes for children entering kindergarten. We expect to establish our first location at Xian province and thereafter expand to Foshan and Jiangmen provinces. Our locations will vary in size and the specific services offered.

Private Placement

On October 8, 2015, we closed an offering wherein we offered and sold an aggregate of 300,500,000 shares of common stock to 10 offerees, at a purchase price of $0.001 per share, for aggregate proceeds of $300,500. Our sole director, Chu Kin Hon, participated in the offering and purchased 200,000,000 of the 300,500,000 shares offered, on the same terms and conditions as offered to the other investors, for an aggregate purchase price of $200,000. In making the offer and sale of the shares of common stock, the Company relied upon the exclusion from registration under the Securities Act of 1933, as amended (the "Securities Act"), afforded by Rule 903(b)(3) of Regulation S, promulgated pursuant to the Securities Act, as a transaction where the offering was made to non-U.S. persons, offshore of the U.S., with no directed selling efforts in the U.S., and where offering restrictions were implemented. No finders fees or commissions were paid in connection with the offering. We expect to use the proceeds of the offering to establish our education centers located in the Xian province of China.

Education Systems in China

The central government in the Peoples Republic of China (the "PRC"), through the Ministry of Education, manages education in the PRC at a macro level, and is responsible for carrying out related laws, regulations, guidelines and policies of the central government; planning development of the education sector; integrating and coordinating educational initiatives and programs nationwide; maneuvering and guiding education reform countrywide. To a large degree, the provincial governments are left to implement basic education through development of teaching plans to supplement the required coursework from the central Ministry of Education and the funding of basic education in poorer areas. Provincial level governments have the main responsibilities for implementing basic education on a day-to-day basis.

The PRC provides the following forms of academic education:

Type of Education	Age
Pre-kindergarten	0-3
Kindergarten	4-6
Primary education	6-12
Junior secondary education	12-15
Senior secondary education	16-18
Higher education	9 and above
Vocational education	12 and above
Adult education	18 and above
Special education

Under China's Compulsory Education Law, nine years of education (grades 1 through 9) is compulsory and provincial and local governments are required to take the necessary steps to ensure that all students receive at least the required nine years of education. Primary education generally is six years (grades 1 through 6), junior middle school is three years (grades 7-9), and senior middle school is three years (grades 10-12). Children generally begin primary school at the age of six.

Prior to primary school, children attend kindergarten and or participate in other programs targeted toward pre-kindergarten aged children. In cities and towns, kindergartens usually offer three years of schooling and are either full-time or part-time. In rural areas, kindergartens are usually in the form of a nursery with one year of schooling. In rural areas, some kindergartens operate seasonally.

Education is funded by a variety of sources: schools directly controlled by the central government are generally funded from the central financial pool; schools controlled by local governments are supported by local governments, the central government, and fund raising projects initiated by these schools themselves; schools sponsored by township and village governments and by public institutions are mainly financed by the sponsor institutions and subsidized by local governments; private schools are funded by sponsors (including collecting tuition from students and soliciting contributions).

We believe that the PRC is under pressure to reform and develop its education system. On July 29 2010, the Ministry of Education released guidelines for middle and long-term educational reform and development over the next 10 years. According to the guidelines, the PRC hoped to increase kindergarten enrollment from 27 million in 2009 to 34 million in 2015 and 40 million by 2020. The guidelines further specified that enrollment in kindergarten at three years prior to compulsory education is targeted to be at 60% in 2015 and 70% by 2020. Enrollment in kindergarten at one year prior to compulsory education is targeted to be at 85% in 2015 and 95% by 2020. To reach these development targets, government expenditure in the sector is budgeted to increase with more financial support provided to students living in rural areas and areas of ethnic minorities.

On March 5, 2014, the second session of the 12th National People's Congress concluded that the PRC government will set education as a strategic priority with a focus to promote equitable education development, with continued increment of educational resource investments. We believe that the government is expected to deepen the comprehensive reform of the education, to actively reform the examination and enrollment system, encourage the development of private schools and accelerate the construction of a modern employment-oriented vocational education system.

Data released from the report of Ministry of Education entitled The Central and Local Budgets Report for 2015 in June 2014 show that China has been steadily increasing its spending to support its educational priorities. The gross domestic education expenditure of the PRC in 2014 was RMB 410.19 billion, representing an increase of 8.2% from the prior year's budget. (Source: http://news.china.com.cn/2015lianghui/2015-03/06/content_34975795_2.htm). According to the Ministry of Education, China's spending on preschool education in 2012 reached 74.8 billion yuan (11.9 billion U.S. dollars), showing an average annual increase of 49% each year from the 13.3 billion yuan spent in 2008. The report noted that the ratio of government spending on preschool education as compared to all educational investment increased at a higher rate than spending related to high school, college and vocational education. The Ministry stated that the heightened support focuses on providing preschool teaching for children from impoverished families, those in underdeveloped rural areas as well as the children of migrant workers in cities. The Ministry of Education further stated that the government intends to expand coverage of government sponsored kindergartens as well as private charitable kindergartens as a key measure to strengthen preschool education.

Kindergartens can be operated by government bodies and private operators. According to a report titled "Education in China" issued by KPMG in October 2010, about 134,000 kindergartens operated in China in 2008, of which 61% were run privately. According to the Ministry of Education, the number of public kindergartens shrank from 60,854 to 50,603 while the number of registered private kindergartens jumped from 55,536 to 83,119 from 2003 to 2008. During the same period, enrollment at public kindergartens decreased from 15.2 million to 14.9 million, while enrollment at private kindergartens increased from 4.8 million to 9.8 million. In 2008, the average national gross enrollment rate of kindergarten education was 44.6 (55.6% for urban areas and 35.6% for rural areas). The national plan has set the long-term target at 83.5% by 2020.

According to the 2015 Credit Suisse Emerging Consumer Survey, Chinese consumers devote 5% of their monthly spending to educational expenses. Due to the one child policy, we believe that many parents are willing to invest in their child's early education in order to gain advantage from the start. We believe that this presents great market demand for quality, private preschool facilities such as our education centers.

Our Educational Philosophy

We believe that:

•	every child is a unique child, who is constantly learning and can be resilient, capable, confident and self-assured;
•	children learn to be strong and independent through positive relationships;
•

children learn and develop well in enabling environments, in which their experiences respond to their individual needs and there is a strong partnership between practitioners and parents and/or care givers; and

•	children develop and learn in different ways and at different rates.

We believe that planned, purposeful play is essential for the development and confidence of a child as it allows children to explore, think about problems, and relate to others. We expect children to learn by leading their own play, and by taking part in play that is guided by adults. As children grow older, and as their development allows, we expect the balance of play to gradually shift towards more activities led by adults, to help children prepare for more formal learning.

In designing and operating our education centers, we expect to be guided by the early years formation stage guidelines published by the Department for Education of the United Kingdom in September 2014, or the EYFS, which set forth standards for the learning and development of children from birth to five and for safeguarding children and promoting their welfare. The EYFS learning and development requirementscover:

•	the areas of learning and development which must shape activities and experiences (educational programs) for children in all early years settings;
•	the early learning goals that providers must help children work towards (the knowledge, skills and understanding children should have at the end of the academic year in which they turn five); and
•	assessment arrangements for measuring progress (and requirements for reporting to parents and/or care givers).

The safeguarding and welfare requirements cover the steps that providers must take to keep children safe and promote their welfare. We believe that the EYFS sets forth robust standards for providing a high quality preschool education and that adhering to the EYFS will provide us with a competitive advantage over other providers of preschool education.

Our education centers will seek to develop the following seven areas of development through planned, purposeful play and through a mix of adult-led and child-initiated activity:

•

Communication and language development: giving children opportunities to experience a rich language environment; to develop their confidence and skills in expressing themselves; and to speak and listen in a range of situations.

•

Physical development: providing opportunities for young children to be active and interactive; and to develop their co-ordination, control, and movement. Children must also be helped to understand the importance of physical activity, and to make healthy choices in relation to food.

•

Personal, social and emotional development: helping children to develop a positive sense of themselves, and others; to form positive relationships and develop respect for others; to develop social skills and learn how to manage their feelings; to understand appropriate behaviour in groups; and to have confidence in their own abilities.

•

Literacy development: encouraging children to link sounds and letters and to begin to read and write. Children must be given access to a wide range of reading materials (books, poems, and other written materials) to ignite their interest.

•

Mathematics: providing children with opportunities to develop and improve their skills in counting, understanding and using numbers, calculating simple addition and subtraction problems; and to describe shapes, spaces, and measures.

•

Understanding the world: guiding children to make sense of their physical world and their community through opportunities to explore, observe and find out about people, places, technology and the environment.

•

Expressive arts and design: enabling children to explore and play with a wide range of media and materials, as well as providing opportunities and encouragement for sharing their thoughts, ideas and feelings through a variety of activities in art, music, movement, dance, role-play, and design and technology.

With respect to the youngest children, we expect to focus strongly on the three prime areas of communication and language development, physical development and personal, social and emotional development, which are the basis for successful learning in the other four areas. We believe that the three prime areas reflect the key skills and capacities all children need to develop and learn effectively, and become ready for school. We expect the balance to shift towards a more equal focus on all areas of learning as children grow in confidence and ability within the three prime areas.

We expect to implement ongoing assessments of a child's progress at our playgroup and art centers. Not only will assessment be important in recognizing a child's progress and understanding the child's needs, we expect the results of such assessments to impact the activities planned and support provided to each child by us.

To the extent permissible under PRC and local law, we expect to be guided by the safeguarding and welfare requirements set forth by the EYFS in the operation of our centers. These requirements address the specifics of safeguarding children, ensuring the suitability of adults who have contact with children, appropriate teacher–child ratios, promoting good health, behavior management and record maintenance, and policies and procedures.

Our Centers and Kindergartens

We expect to establish education centers that provide a high quality, comprehensive six-year education plan beginning at birth with fundamental training and ending with kindergarten education. For the very youngest children, we will provide nursery services and fundamental training. We expect offer purposeful, play-based art classes and playgroups that address the educational, physical, social, emotional and personal development to older children. Our plan will culminate with kindergarten classes that will address literacy, mathematics, and the other EYFS areas of focus. As part of our services, we will also provide educational consultation services to assist families in placing their children in desirable elementary schools. Enrolled children will be guaranteed placement in our kindergarten.

We expect to establish our first location at Xian province. We believe that the provinces of Xian, Jiangmen and Foshan are desirable locations and we intend to explore the development or acquisitions of additional educational centers in those regions after the establishment of the Xian education center. We expect our education centers to vary in size and the specific services offered.

Our Playgroups and Art Classes

Our education centers will offer playgroups that provide fundamental education through purposeful play in substantial accordance with the EYFS. We intend to offer playgroups to children from birth to three years old and expect playgroups to meet for 24 classes, each class being a one-hour period. We also intend to provide a variety of art and enrichment classes such as drawing, cooking, and music to children from birth to 6 years old. Our art and enrichment classes will be one hour in duration. We expect to provide a nursery for the very young children from 9 a.m. to 4 p.m.

On average, we expect to offer four art and playgroups classes per day. We anticipate that each child will attend a minimum of one art class or participate in one playgroup twice per week. We expect the cost of each class and playgroup to range from approximately $15.35 to approximately $38.38 per hour, depending on the number of students and the materials used in class. The price of each class and playgroup will vary based upon the location of the center offering such classes and the materials cost. In Xian, we expect playgroups and art classes to range from 100 renminbi to 150 renminbi (approximately $23) per hour. We believe that each center will be staffed by six to eight art/playgroup teachers with the capacity to serve approximately 350 students per month.

In general, we anticipate that we will require approximately 3 to 6 months to establish an education center offering art classes and playgroups. During this initial period, we will focus on securing a facility, obtaining all relevant permits, hiring personnel and engaging in activities necessary to commence operations. We expect to begin marketing efforts only after our facility is operational. We hope to begin enrolling students shortly after the commencement of our marketing efforts. We hope to recover our investment after approximately one year of operations.

Our Kindergartens

In the PRC, we expect to offer kindergarten classes to children between 4-6 years of age. Our kindergarten will operate in compliance with PRC regulations and follow the curriculum mandated by the PRC Ministry of Education. As such, we expect our kindergarten to operate during the hours of 9 a.m. to 4 p.m. and use standardized materials mandated by the Ministry of Education.

On average, we expect each education center to offer four kindergarten classes. Each class will have approximately 30 students and will be taught by two teachers and one teaching assistant. We expect to assess approximately 2,000 renminbi (approximately $307) to 3,000 renminbi (approximately $461) per month per student. The price of each class will vary based upon the location of the center. In Xian, we expect kindergarten classes to cost approximately 2,500 renminbi (approximately $384) per month.

In general, we anticipate that we will require approximately 9 to 12 months to establish our kindergarten. During this initial period, we will focus on securing a facility, obtaining all relevant permits, hiring personnel and engaging in activities necessary to commence operations. We expect to begin marketing efforts only after our facility is operational. We hope to begin enrolling students shortly after the commencement of our marketing efforts. We hope to recover our investment after approximately three to four years of operations.

Our Xian Location

We have identified a 4,000 square feet location in Xian for lease and expect to commence operations September 2016. Initially, we expect our education center to offer four art classes and or playgroups per day. We hope to enroll approximately 100 art and playgroup center students by the end of 2016. We expect our art and playgroup centers to achieve profitability by after twelve months of operation.

We are in the process of obtaining relevant approvals to operate kindergarten classes at our Xian location. We expect to begin offering kindergarten classes by the first calendar quarter of 2017. We expect to offer four kindergarten classes and have approximately 100 students by the end of 2017. By the end of 2018, we hope to offer 6-7 kindergarten classes with approximately 200 enrolled students. We expect our kindergartens to achieve profitability after three to four years of operations.

Near-Term Requirements for Additional Capital

For the immediate future, we intend to focus on our near-term goal of establishing our education center located in Xian province. We believe that we can finance all costs associated with the establishment and operation of our Xian education center through the proceeds derived from our October 2015 private placement. We expect to finance the establishment or acquisition of additional education centers through sales of our securities to existing shareholders and loans from existing shareholders or financial institutions.

We are subject to all of the risks inherent in a pre-revenue educational company. We hope to enroll approximately 100 art and playgroup center students by the end of 2016 and have our art and playgroup centers achieve profitability by after twelve months of operation. By the end of 2018, we hope to offer 6-7 kindergarten classes with approximately 200 enrolled students and have our kindergartens achieve profitability after three to four years of operations.

There can be no assurance that that we will ever be successful in our preschool and kindergarten education business.

Marketing

We expect to employ sales persons to market our art and playgroup centers and our kindergartens by way of the following methods: (i) through direct solicitations at popular local destinations such as supermarkets, post offices and banks; (ii) through cold calls, fliers or coupons; (iii) through various internet links and search engines; and (iv) hosting conferences featuring famous or reputable educational experts and or attending third party conferences and events conferences where we invite teachers, students and their families to learn about our services. We expect to begin enrolling children within one or two weeks after we begin our direct solicitations and other marketing efforts.

In the future, we hope to be able to attract users by reputation and referrals from current students.

Customers

We do not expect to enter into long-term agreements with our customers. We do expect, however, for our customers to purchase up to six months of classes in advance. We also expect to offer price concessions for customers that purchase one year of classes in advance.

Competition

The preschool and kindergarten education business is highly competitive and fragmented among individuals, partnerships and private entities. We compete with a number of PRC companies of various sizes ranging from local to national in scope. Many of our competitors are larger, more established companies, and include nationwide franchises such as Xing Ai Bei, Dong Fang Ai Bei and Rei Xing Bei. These larger, more established companies may have diverse businesses and may possess greater financial, marketing, or other resources than we have. We also compete with companies that may specialize in one or more of the services that we offer through our education centers such as preschool only centers, kindergartens, entities that specialize in education consulting, and entities that offer art classes or playgroups to children six and under.

Although we may compete against large sophisticated owners and operators, owners and operators of any size can provide effective competition for preschool and kindergarten education. There are many new local companies that are entering the educational market in the PRC and may offer products and services at lower costs to build up their market share.

Seasonality

We expect revenue derived from our kindergarten to increase as the school year begins, with a lull during summer vacation. We do not expect income derived from our playgroup and art centers to be seasonal, but we do expect inclement weather conditions such as snow or heavy rains to affect adversely attendance, which would impact our revenue.

Insurance

We do not currently maintain property, business interruption and casualty insurance. We expect to obtain such insurance in accordance with customary industry practices.

Government Regulations

The education industry in the PRC is heavily regulated at all levels - national, provincial and local. PRC practices and policies have limited contact with non-PRC entities in the education industry. In addition, our business is subject to numerous PRC rules and regulations, including restrictions on foreign ownership of education companies. Many of the rules and regulations that we face are not explicitly communicated, but arise from the fact that education is a politically sensitive area of the economy. We believe that the Ministry of Education and the provincial education commissions prefer to contract with PRC companies in the education industry. As a result, all of our PRC subsidiaries are staffed with PRC nationals. All of our revenue is derived from our PRC subsidiaries, and our success is dependent on the skill and experience of the employees of our subsidiaries.

Regulations on Private Education in China

The principal regulations governing private education in China consist of the Education Law of the PRC, the Law for Promoting Private Education (2003), as amended, and the Implementation Rules for the Law for Promoting Private Education (2004), and the Regulations on Chinese-Foreign Cooperation in Operating Schools. Below is a summary of the relevant provisions of these regulations.

Education Law of the PRC

On March 18, 1995, the National People's Congress enacted the Education Law of the PRC, or the Education Law. The Education Law sets forth provisions relating to the fundamental education systems of the PRC, including a school system of pre-school education, primary education, secondary education and higher education, a system of nine-year compulsory education and a system of education certificates. The Education Law stipulates that the government should formulate plans for the development of education and establish and operate schools and other institutions of education, and that in principle, enterprises, social organizations and individuals are encouraged to operate schools and other types of educational organizations in accordance with PRC laws and regulations. However, no organization or individual may establish or operate a school or any other institution of education for profit-making purposes, though private schools may be operated for "reasonable returns," as described in more detail below.

The Law for Promoting Private Education (2003) and the Implementation Rules for the Law for Promoting Private Education (2004)

The Law for Promoting Private Education became effective on September 1, 2003 and was amended on June 29, 2013, and the Implementation Rules for the Law for Promoting Private Education became effective on April 1, 2004. Under these regulations, "private schools" are defined as schools established by social organizations or individuals using non-government funds. In addition, private schools providing certifications, pre-school education, education for self-study aid and other academic education shall be subject to approval by the education authorities, while private schools engaging in occupational qualification training and occupational skill training shall be subject to approvals from the authorities in charge of labor and social welfare. A duly approved private school will be granted a Permit for Operating a Private School, and shall be registered with the Ministry of Civil Affairs or its local counterparts as a privately run non-enterprise institution. Each of our schools has obtained the Permit for Operating a Private School and has been registered with the relevant local counterpart of the Ministry of Civil Affairs.

Under the above regulations, private schools have the same status as public schools, though private schools are prohibited from providing military, police, political and other kinds of education which are of a special nature. Government-run schools that provide compulsory education are not permitted to be converted into private schools. In addition, the operation of a private school is highly regulated. For example, the types and amounts of fees charged by a private school providing certifications shall be approved by the governmental pricing authority and be publicly disclosed. A private school that does not provide certifications shall file its pricing information with the governmental pricing authority and publicly disclose such information. Currently none of our schools provides a diploma or certification to students.

Private education is treated as a public welfare undertaking under the regulations. Nonetheless, investors of a private school may choose to require "reasonable returns" from the annual net balance of the school after deduction of costs, donations received, government subsidies, if any, the reserved development fund and other expenses as required by the regulations. Private schools are divided into three categories: private schools established with donated funds; private schools that require reasonable returns and private schools that do not require reasonable returns.

The election to establish a private school requiring reasonable returns shall be provided in the articles of association of the school. The percentage of the school's annual net balance that can be distributed as reasonable return shall be determined by the school's board of directors, taking into consideration the following factors: (1) items and criteria for the school's fees, (2) the ratio of the school's expenses used for educational activities and improving the educational conditions to the total fees collected, and (3) the admission standards and educational quality. The relevant information relating to the above factors shall be publicly disclosed before the school's board determines the percentage of the school's annual net balance that can be distributed as reasonable returns. Such information and the decision to distribute reasonable returns shall also be filed with the approval authorities within 15 days from the decision made by the board. However, none of the current PRC laws and regulations provides a formula or guidelines for determining "reasonable returns." In addition, none of the current PRC laws and regulations sets forth different requirements or restrictions on a private school's ability to operate its education business based on such school's status as a school that requires reasonable returns or a school that does not require reasonable returns.

At the end of each fiscal year, every private school is required to allocate a certain amount to its development fund for the construction or maintenance of the school or procurement or upgrade of educational equipment. In the case of a private school that requires reasonable returns, this amount shall be no less than 25% of the annual net income of the school, while in the case of a private school that does not require reasonable returns, this amount shall be equal to no less than 25% of the annual increase in the net assets of the school, if any. Private schools that do not require reasonable returns shall be entitled to the same preferential tax treatment as public schools, while the preferential tax treatment policies applicable to private schools requiring reasonable returns shall be formulated by the finance authority, taxation authority and other authorities under the State Council. To date, however, no regulations have been promulgated by the relevant authorities in this regard. Preferential tax treatments that may be granted to our schools by governmental authorities are will be subject to review and may be adjusted or revoked at any time in the future.

However, there are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including the laws and regulations governing the enforcement and performance of our contractual arrangements in the event of imposition of statutory liens, bankruptcy and criminal proceedings. Accordingly, we cannot assure you that the PRC regulatory authorities will not ultimately take a contrary view.

If the PRC government finds that the agreements that establish the structure of our operations in the PRC do not comply with PRC government restrictions on foreign investment in our industry, we could be subject to severe penalties.

Laws Pertaining to the Management of Kindergartens

To enhance the management and guidance of kindergartens, the state has formulated a serious of regulations including "Regulations on The Management of Kindergartens" and the "Regulations on Kindergarten Work" placing the management of kindergartens on scientifically sound and institutionalized basis. The state has also formulated regulations and rules concerning the qualification of kindergarten teachers and the assessment of their performance.

Licensing Requirements

In addition to normal and customary business licenses, we may be required to obtain additional city level permits to operate an education center offering art classes and playgroups depending upon the specific regulations adopted by the city in which such center will be located. We do not expect the costs of obtaining these permits, if required at all, to be material. We do not expect to be required to obtain a special city license with respect to our education center to be located in Xian province.

Education centers that offer kindergarten classes are required to obtain approvals and permits from numerous nation, province and city level regulatory authorities. We expect to devote approximately five to ten percent of our set up costs to obtain such approvals and permits as set forth below:

Kindergarten Licensing Costs
Rural Area	Urban Area
5 million (approximately $768,305) to 10 million RMB (approximately $1,536,609)	10 million (approximately $1,536,609) to 50 million RMB (approximately $7,683,044)

We expect licensing costs to vary based upon the size and location of the education center and the number of kindergarten classes offered. We anticipate that we will require approximately 12 months to obtain all required licenses to offer kindergarten classes.

Intellectual Property

We expect to rely on, trade secrets, copyrights, know-how, trademarks, license agreements and contractual provisions to establish our intellectual property rights and protect our brand and services. These legal means, however, afford only limited protection and may not adequately protect our rights. Litigation may be necessary in the future to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of resources and management attention.

In addition, the laws of the PRC may not protect our brand and services and intellectual property to the same extent as U.S. laws, if at all. We may be unable to fully protect our intellectual property rights in these countries.

We intend to seek the widest possible protection for significant product and process developments in our major markets through a combination of trade secrets, trademarks, copyrights and patents, if applicable. We anticipate that the form of protection will vary depending upon the level of protection afforded by the particular jurisdiction. We expect that our revenue will be derived principally from our operations in Cambodia where intellectual property protection may be limited and difficult to enforce. In such instances, we may seek protection of our intellectual property through measures taken to increase the confidentiality of our findings.

We intend to register trademarks as a means of protecting the brand names of our companies and products. We intend protect our trademarks against infringement and also seek to register design protection where appropriate.

We rely on trade secrets and unpatentable know-how that we seek to protect, in part, by confidentiality agreements. We expect that, where applicable, we will require our employees to execute confidentiality agreements upon the commencement of employment with us. We expect these agreements to provide that all confidential information developed or made known to the individual during the course of the individual's relationship with us is to be kept confidential and not disclosed to third parties except in specific limited circumstances. The agreements will also provide that all inventions conceived by the individual while rendering services to us shall be assigned to us as the exclusive property of our company. There can be no assurance, however, that all persons who we desire to sign such agreements will sign, or if they do, that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets or unpatentable know-how will not otherwise become known or be independently developed by competitors.

Employees

Our officers and sole director are non-employee offers and directors of the Company, and we have no employees.

In the next twelve months, we expect to engage approximately twenty-five employees at our first art and playgroup center located in Xian as follows:

Kindergarten teachers and teaching assistants	12
Playgroup and art center teachers and assistants	4
Staff	6
Management	3
Total	25

As a general matter, we expect to hire 6-8 teachers and teaching assistants for facilities offering art and playgroup centers and 2 teachers and one assistant for each kindergarten class.

Research and Development Expenditures

For the year ended December 31, 2015, we incurred no research or development expenditures.

Bankruptcy or Similar Proceedings

We have never been subject to bankruptcy, receivership or any similar proceeding.

ITEM 1A. RISK FACTORS

As a "smaller reporting company," as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently do not own any physical property or real property. Our executive offices are located at Unit 19, 35/F., Tower 1, Millennium City 1, No. 388 Kwun Tong Road, Kwun Tong, Kowloon, Hong Kong. We believe that this space is adequate for our present operations.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since August 27, 2015, 2015, the OTCQB and/or OTCPink tier of the OTC Markets Group Inc., under the stock symbol "EKKH." Between February 1, 2011, and August 26, 2015, our shares of common stock were quoted on the OTC Bulletin Board and the OTCQB, under the stock symbol "HANO". The following table shows the reported high and low closing bid prices per share for our common stock based on information provided by the OTCQB. The over-the-counter market quotations set forth for our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Common Stock Bid Price
Financial Quarter Ended	High ($)	Low ($)

December 31, 2015	1.02	0.52
September 30, 2015	0.76	0.40
June 30, 2015	1.25	0.12
March 31, 2015	5.25	0.35
December 31, 2014	5.25	5.25
September 30, 2014	5.25	5.25
June 30, 2014	5.25	5.25
March 31, 2014	5.25	5.25

HOLDERS

As of June 9, 2016, there were 310,868,500 shares of common stock issued and outstanding (excluding shares of common stock issuable upon conversion or conversion into shares of common stock of all of our currently outstanding Series A Preferred Stock and exercise of our warrants) held by approximately 69 stockholders of record. We believe that we have more than 72 beneficial holders of our common stock.

TRANSFER AGENT

Our transfer agent is Action Stock Transfer Corp. of Henderson, Nevada. Their address is 2469 Fort Union Blvd #214, Cottonwood Heights, Utah 84121, and their telephone number is (801) 274-1099.

DIVIDENDS

Historically, we have not paid any dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business.

RECENT SALES OF UNREGISTERED SECURITIES

There are no unreported sales of equity securities at December 31, 2015.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We have not established any compensation plans under which equity securities are authorized for issuance.

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2015.

ITEM 6. SELECTED FINANCIAL DATA

As a "smaller reporting company," as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report.

Our auditor's report regarding our December 31, 2015, financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business.

Recent Developments

On February 12, 2015, Michael Vardakis, then our major shareholder, entered into a Stock Purchase Agreement with Kin Hon Chu wherein Mr. Vardakis sold 8,813,225 shares of the Company's common stock, representing approximately 85% of all issued and outstanding shares. The aggregate purchase price paid was $400,000. In connection with such change of control occurred, we have shifted our business plan to focus on providing high quality fundamental training and pre-school and kindergarten education to children six years and under. We expect to offer a comprehensive six-year educational plan based upon the early years formation stage guidelines published by the Department for Education of the United Kingdom in September 2014. Our plan will be implemented through playground and art centers for pre-kindergarten toddlers and kindergarten classes for children. We expect to establish our first location at Xian province and thereafter expand to Foshan and Jiangmen provinces. Our locations will vary in size and the specific services offered.

12-MONTH PLAN OF OPERATION

Our business activities during the 12 following the filing date of this Form 10-K will be focused on privately raising $1,000,000 of funds to expand our business. We have no assurance that future financing will materialize. If that financing is not available we may be unable to continue. Management believes that if subsequent private placements are successful, we will be able to generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If we are unsuccessful in raising the additional proceeds through a private placement offering we will then have to seek additional funds through debt financing, which would be highly difficult for a new development stage company to secure. Therefore, the Company is highly dependent upon the success of the anticipated private placement offering and failure thereof would result in the Company having to seek capital from other sources such as debt financing, which may not even be available to the Company. However, if such financing were available, because we are a development stage company with no operations to date, it would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If we cannot raise additional proceeds via a private placement of its common stock or secure debt financing it would be required to cease business operations. As a result, investors in our common stock would lose all of their investment.

Results of Operations

For the years ended December 31, 2015 and 2014

We did not earn revenues for the years ended December 31, 2015 and 2014.

For the year ended December 31, 2015, we incurred total operating expenses of $69,384, consisting solely of general and administrative expenses.

For the year ended December 31, 2014, we incurred total operating expenses of $71,604, consisting solely of general and administrative expenses, comprising. Interest expense to a related party $14,989 was and $2,070 was non-related party interest expense.

For the year ended December 31, 2015, we had other income of $236,959 and net profits of $167,575, solely as a result of a release of claims related to liabilities of $236,959. For the year ended December 31, 2014, we had other expense of $17,059 and net loss of $88,663. By comparison, for the year ended December 31, 2014, we incurred a net loss of $88,663 which turned around to net profit of $167,575 for the year ended December 31, 2015 because of the $236,959 claim release.

For the year ended December 31, 2015, net earnings were $167,575, or $0.002 per share. By way of comparison, for the year ended December 31, 2014, our net loss was $88,663, or $0.01 per share.

Limited Business History; Need for Additional Capital

There is no historical financial information about the Company upon which to base an evaluation of our performance. We have not generated any revenues from our business. We cannot guarantee we will be successful in our business plans. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration and/or development, and possible cost overruns due to price and cost increases in services. We have no intention of entering into a merger or acquisition within the next twelve months and we have a specific business plan and timetable to complete our 12-month plan of operation based on the success of the primary offering.

We anticipate that additional funding, if required, will be in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of shares to fund additional expenditures. We do not currently have any arrangements in place for any future equity financing. Our limited operating history and our lack of significant tangible capital assets makes it unlikely that we will be able to obtain significant debt financing in the near future. If such financing is not available on satisfactory terms, we may be unable to continue or expand our business. Equity financing could result in additional dilution to existing shareholders.

Liquidity and Capital Resources

At December 31, 2015, we had a cash balance of approximately $1,894, and net working capital of $231,116. Such cash amount was not sufficient to commence our 12-month plan of operation. We will need to raise funds to commence our 12-month plan of operation and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock. If we are successful in completing equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our 12-month plan of operation and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our 12-month plan of operation and our business will fail.

Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company currently has cash held in a trust account held by the Company's legal counsel.

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

The Company designates cash equivalents as Level 1. The total amount of the Company's investment classified as Level 3 is de minimis.

The fair value of the Company's debt as of December 31, 2015 and 2014, approximated fair value at those times.

Fair value of financial instruments: The carrying amounts of financial instruments, including cash, accounts payable, and accrued expenses approximated fair value as of December 31, 2015 and 2014 because of the relative short term nature of these instruments.

Revenue Recognition

The Company recognizes revenue, in accordance with ASC 605, Revenue Recognition, which codified the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, which states that revenue is generally recognized when it is realized and earned. Specifically, the Company recognizes revenue when services are performed and projects are completed and accepted by the customer.

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

Income Taxes

The Company accounts for income taxes under an asset and liability approach. This process involves calculating the temporary and permanent differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The temporary differences result in deferred tax assets and liabilities, which would be recorded on the Company's balance sheets in accordance with ASC 740, Income Taxes, which established financial accounting and reporting standards for the effect of income taxes. The Company must assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent the Company believes that recovery is not likely, the Company must establish a valuation allowance. Changes in the Company's valuation allowance in a period are recorded through the income tax provision on the statements of operations.

The Company records interest and penalties arising from the underpayment of income taxes in the statement of income under general and administrative expenses. As of December 31, 2015 and 2014, the Company had no accrued interest or penalties related to uncertain tax positions. The company also did not have any uncertain tax benefits during these years. The tax years 2015, 2014 and 2013 remain open to examination.

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

For the year ended December 31, 2015 and 2014, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Recent Accounting Pronouncements

Update (ASU) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU.

For public business entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016.

Early adoption of the amendments is permitted for financial statements that have not been previously issued.

The amendments should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (i.e., debt issuance cost asset and the debt liability).

Update (ASU) No. 2015-10, Technical Corrections and Improvements. The amendments cover a wide range of Topics in the FASB Accounting Standards Codification™ (Codification). The amendments generally fall into one of the types of amendments listed below.

1.

Amendments Related to Differences between Original Guidance and the Codification. These amendments arose because of differences between original guidance (e.g., FASB Statements, EITF Issues, and so forth) and the Codification. These amendments principally carry forward pre-Codification guidance or subsequent amendments into the Codification. Many times, either the writing style or phrasing of the original guidance did not directly translate into the Codification format and style. As a result, the meaning of the guidance might have been unintentionally altered. Alternatively, amendments in this section may relate to guidance that was codified without some text, references, or phrasing that, upon review, was deemed important to the guidance.

20

2.

Guidance Clarification and Reference Corrections. These amendments provide clarification through updating wording, correcting references, or a combination of both. In most cases, the feedback suggested that, without these enhancements, guidance may be misapplied or misinterpreted.

3.

Simplification. These amendments streamline or simplify the Codification through minor structural changes to headings or minor editing of text to improve the usefulness and understandability of the Codification.

4.	Minor Improvements. These amendments improve the guidance and are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities.

The amendments represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. In addition, some of the amendments will make the Codification easier to understand and easier to apply by eliminating inconsistencies, providing needed clarifications, and improving the presentation of guidance in the Codification.

Transition guidance varies based on the amendments. The amendments that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon issuance.

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company's financial statements upon adoption. Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying financial statements.

SUBSEQUENT EVENTS

None.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company," as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 8. FINANCIAL STATEMENTS

Eason Education Kingdom Holdings, Inc.

22

Report of Independent Registered Public Accounting Firm

To: The board of directors and stockholders of

Eason Education Kingdom Holdings, Inc.

We have audited the accompanying balance sheets of Eason Education Holdings, Inc. (Formerly known as Han Logistic, Inc.) ("the Company") as of December 31, 2015 and 2014 and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

We were not engaged to examine management's assertion about the effectiveness of the Company's internal control over financial reporting as of December 31, 2015 included in the Company's Item 9A "Controls and Procedures" in the Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eason Education Kingdom Holdings, Inc. as of December 31, 2015 and 2014 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DCAW (CPA) LIMITED

Certified Public Accountants

June 23, 2016

Hong Kong SAR

EASON EDUCATION KINGDOM HOLDINGS, INC.

BALANCE SHEETS

December 31, 2015 and 2014

	December 31,	December 31,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash	$1,894	$-
Escrow accounts hold by director	300,500	-
Prepaid expenses	10,000	-

Total Current Assets	312,394	-

TOTAL ASSETS	$312,394	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$-	$237,707
Accounts payable-Related party	-	8,250
Accrued interest	-	10,783
Accrued interest - Related parties	-	89,506
Accrued liabilities	14,520	-
Amount due to shareholder	66,758	-
Notes payable	-	23,000
Notes payable - Related parties	-	170,529

Total Current Liabilities	81,278	539,775

STOCKHOLDERS' DEFICIT:
Preferred stock, Class A Preferred Stock; $0.001 par value 175,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized; 2015: 310,868,500 (2014: 10,368,500) shares issued and outstanding	310,869	10,369
Additional paid-in capital	413,349	110,533
Accumulated deficit	(493,102)	(660,677)

Total Stockholders' Equity	231,116	(539,775)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$312,394	$-

The accompanying notes are an integral part of these financial statements.

EASON EDUCATION KINGDOM HOLDINGS, INC.

STATEMENTS OF OPERATION

	Year Ended	Year Ended
	December 31,	December 31,
	2015	2014

Revenues	$-	$-

Gross Revenues	-	-

Operating Expenses
General and administrative expenses	69,384	71,604

Total Operating Expenses	69,384	71,604

Loss from Operations	(69,384)	(71,604)

Other Income (Expense)
Gain on release of liabilities	236,959	-
Interest (expense)	-	(2,070)
Interest (expense) - Related Parties	-	(14,989)

Total Other Income/(Expense)	236,959	(17,059)

Profit/(loss) before Income Taxes	167,575	(88,663)

Provision for Income Taxes	-	-

Net Profits/(Loss)	$167,575	$(88,663)

Earnings (Loss) per Share Basic and Diluted	$0.002	$(0.01)

Weighted Average Shares Outstanding Basic and Diluted	80,347,952	10,368,500

The accompanying notes are an integral part of these financial statements.

EASON EDUCATION KINGDOM HOLDINGS, INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT

YEARS ENDED DECEMBER 31, 2015 AND 2014

	Capital Stock	Paid-in	Additional Accumulated	Accumulated
	Shares	Amount	Capital	Deficits	Net Deficit
BALANCE, December 31, 2013	10,368,500	10,369	110,533	(572,014)	(451,112)
Net loss for the year ended December 31, 2014	-	-	-	(88,663)	(88,663)
BALANCE, December 31, 2014	10,368,500	10,369	110,533	(660,677)	(539,775)
Shares issued	300,500,000	300,500	-	-	300,500
Debt settlement on ownership change	-	-	302,816	-	302,816
Net loss for the year ended December 31, 2015	-	-	-	167,575	167,575
BALANCE, December 31, 2015	310,868,500	$310,869	$413,349	$(493,102)	$231,116

The accompanying notes are an integral part of these financial statements.

EASON EDUCATION KINGDOM HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	Year Ended	Year Ended
	December 31,	December 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net profits (loss) from operations	$167,575	$(88,663)
Changes in assets and liabilities:
Decrease in prepaid expenses	(10,000)	-
Increase in accrued liabilities	14,520	-
Decrease in accounts payable	(245,957)	29,062
Decrease in accrued expenses	(100,289)	17,059

Net cash (used in) operating activities	(174,151)	(42,542)

CASH FLOWS FROM FINANCING ACTIVITIES:
Procced from debt settlement	302,816	-
Escrow accounts hold by director	(300,500)	-
Amount due to shareholder	66,758	-
Decrease in notes payable	(23,000)	-
Decrease in notes payable-related parties	(170,529)	42,425
Proceed from common stock issuance	300,500	-

Net cash provided by financing activities	176,045	42,425

Net (decrease) in cash	1,894	(117)

CASH AT BEGINNING OF THE YEAR	-	117

CASH AT END OF THE YEAR	$1,894	$-

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for income taxes	$-	$-

Cash paid for interest expense	$-	$-

The accompanying notes are an integral part of these financial statements.

EASON EDUCATION KINGDOM HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 1 – ORGANIZATION, HISTORY AND BUSINESS ACTIVITY

Eason Education Kingdom Holdings, Inc. (formerly known as Han Logistics, Inc.) (the "Company") was incorporated under the law of the State of Nevada on July 1, 1999. The Company organized to engage in the business of namely the development, marketing and delivering of logistical analysis, problem solving and other logistics services and general business services.  The Company is currently seeking any business opportunities.

On February 12, 2015, Michael Vardakis, the then major shareholder, entered into a Stock Purchase Agreement with Kin Hon Chu ("New Majority Shareholder") wherein Mr. Vardakis sold 8,813,225 shares of the Company's common stock, representing approximately 85% of all issued and outstanding shares to Mr. Chu.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Eason Education Kingdom Holdings, Inc. is presented to assist in understanding the Company's financial statements.  The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States of America ("GAAP") and have been consistently applied in the preparation of the financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.  The Company currently has cash held in a trust account held by the Company's legal counsel.

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

The Company designates cash equivalents as Level 1.  The total amount of the Company's investment classified as Level 3 is de minimis.

The fair value of the Company's debt as of December 31, 2015 and 2014, approximated fair value at those times.

Fair value of financial instruments: The carrying amounts of financial instruments, including cash, accounts payable, and accrued expenses approximated fair value as of December 31, 2015 and 2014 because of the relative short term nature of these instruments.

Revenue Recognition

The Company recognizes revenue, in accordance with ASC 605, Revenue Recognition, which codified the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, which states that revenue is generally recognized when it is realized and earned.  Specifically, the Company recognizes revenue when services are performed and projects are completed and accepted by the customer.

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

Income Taxes

The Company accounts for income taxes under an asset and liability approach. This process involves calculating the temporary and permanent differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The temporary differences result in deferred tax assets and liabilities, which would be recorded on the Company's balance sheets in accordance with ASC 740, Income Taxes, which established financial accounting and reporting standards for the effect of income taxes. The Company must assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent the Company believes that recovery is not likely, the Company must establish a valuation allowance. Changes in the Company's valuation allowance in a period are recorded through the income tax provision on the statements of operations.

The Company records interest and penalties arising from the underpayment of income taxes in the statement of income under general and administrative expenses. As of December 31, 2015 and 2014, the Company had no accrued interest or penalties related to uncertain tax positions. The company also did not have any uncertain tax benefits during these years. The tax years 2015, 2014 and 2013 remain open to examination.

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

For the year ended December 31, 2015 and 2014, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Recent Accounting Pronouncements

Update (ASU) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU.

For public business entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016.

Early adoption of the amendments is permitted for financial statements that have not been previously issued.

The amendments should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (i.e., debt issuance cost asset and the debt liability).

Update (ASU) No. 2015-10, Technical Corrections and Improvements. The amendments cover a wide range of Topics in the FASB Accounting Standards Codification™ (Codification). The amendments generally fall into one of the types of amendments listed below.

1.

Amendments Related to Differences between Original Guidance and the Codification. These amendments arose because of differences between original guidance (e.g., FASB Statements, EITF Issues, and so forth) and the Codification. These amendments principally carry forward pre-Codification guidance or subsequent amendments into the Codification. Many times, either the writing style or phrasing of the original guidance did not directly translate into the Codification format and style. As a result, the meaning of the guidance might have been unintentionally altered. Alternatively, amendments in this section may relate to guidance that was codified without some text, references, or phrasing that, upon review, was deemed important to the guidance.

2.

Guidance Clarification and Reference Corrections. These amendments provide clarification through updating wording, correcting references, or a combination of both. In most cases, the feedback suggested that, without these enhancements, guidance may be misapplied or misinterpreted.

F-8

3.

Simplification. These amendments streamline or simplify the Codification through minor structural changes to headings or minor editing of text to improve the usefulness and understandability of the Codification.

4.	Minor Improvements. These amendments improve the guidance and are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities.

The amendments represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. In addition, some of the amendments will make the Codification easier to understand and easier to apply by eliminating inconsistencies, providing needed clarifications, and improving the presentation of guidance in the Codification.

Transition guidance varies based on the amendments. The amendments that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon issuance.

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company's financial statements upon adoption. Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying financial statements

NOTE 3 – GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $69,384 (from operations) for the year ended December 31, 2015 and an accumulated deficit of $493,102. It also sustained operating losses in prior years as well. These factors raise substantial doubt as to its ability to remain a going concern and obtain debt and/or equity financing and achieve profitable operations.

Management intends to raise additional operating funds through equity and/or debt offerings. However, there can be no assurance management will be successful in its endeavors. Ultimately, the Company will need to achieve profitable operations in order to continue as a going concern.

There are no assurances that Eason Education Kingdom Holdings, Inc. will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support its working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.If adequate working capital is not available, the Company may be required to curtail its operations.

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

2015:	Balance	Rate	Tax
Federal loss carryforward	$452,503	34%	$153,851
Valuation allowance			(153,851)
Deferred tax asset			$-

2014:	Balance	Rate	Tax
Federal loss carryforward	$620,078	34%	$210,827
Valuation allowance			(210,827)
Deferred tax asset			$-

A reconciliation between expected and actual tax liability is presented below.

	2015	2014
Expected (Benefit) – Federal rate 34%	$56,976	$(30,145)

Effect of:
Valuation allowance	(56,976)	30,145
Total Actual Provision	$-	$-

As of December 31, 2015, the Company has unutilized tax losses of $452,503 (2014: $620,078). Deferred tax asset is not provided for as the tax losses may not be able to carry forward after a change in substantial ownership of the Company in February 2015.

NOTE 5 – COMMON STOCK

As of December 31, 2015 and 2014, the Company authorized two classes of stock; 500,000,000 shares of common stock at par value of $0.001 and 175,000,000 Class A preferred stock at par value of $0.001. There are 310,868,500 in December 2015 and 10,368,500 in December 2014 common shares issued and outstanding. None of the Class A preferred stock is issued. During October 2015, the Company issued 300,500,000 share of common stock for a consideration of $300,500 in cash.

NOTE 6 – RELATED PARTY TRANSACTIONS

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

As of December 31, 2014, the outstanding note payable to a director of $8,700 that available to the Company during 2008 and 2007, respectively, are demand notes and carry an interest rate of 24% per annum.

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

The Company recorded an interest expense of $0 and $14,989 on the related party notes listed above for the years ended December 31, 2015 and 2014.  As of December 31, 2015 and 2014, the Company owed $0 and $89,506 in accrued interest on these notes, respectively.

As of December 31, 2015 and 2014, total notes payable to the related parties and accrued interests amounted to $0 and $205,348 in the aggregate.

As of December 31, 2015 outstanding balance of $302,816 was released by the related parties and the loans from the shareholders $66,758 carries with no interest, has no collateral and repayable on demand.

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

As of December 31, 2014, the above notes payable together with accrued interests amounted to $88,470 in aggregate. Subsequent to the year-end date, the New Majority Shareholder settled $63,000 and the remaining outstanding balance of $25,470 were released by the creditors.

NOTE 8 – RELEASE OF LIABILITIES

On February 12, 2015, Michael Vardakis ("Then Majority Shareholder") entered into a Stock Purchase Agreement with Kin Hon Chu ("New Majority Shareholder") wherein Mr. Vardakis sold 8,813,225 shares of the Company's common stock, representing approximately 85% of all issued and outstanding shares to Mr. Chu.  Mr. Chu paid $4,406.61 to Michael Vardakis for this control block of shares and also directly paid off all of the existing liabilities of the Company. Accordingly, certain liabilities of $236,959 in the aggregate, including those notes payable as disclosed in note 6 and note 7, were released by the creditors as a result of the change.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated the period after the balance sheet date up through the date that the financial statements were issued, and determined that there were no subsequent events or transactions that required recognition or disclosure in the financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal year ended December 31, 2015, we carried out an evaluation, under the supervision and with the participation of members of our management, including our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Our CEO and our CFO have concluded, based on their evaluation, that as of December 31, 2015, our disclosure controls and procedures were not effective at the end of the fiscal year to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit with the SEC under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Our management assessed our internal control over financial reporting based on the 2013 version of the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this assessment, our management concluded that our internal control over financial reporting was not effective as of December 31, 2015 based on such criteria. Deficiencies existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a majority of independent members and a lack of a majority of outside directors on our Board, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (ii) inadequate segregation of duties consistent with control objectives. Management believes that the lack of a majority of outside directors on our Board results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met under all potential conditions, regardless of how remote, and may not prevent or detect all errors and all fraud. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Terra Tech have been prevented or detected. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Auditor's Report on Internal Control over Financial Reporting

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management's report in this Annual Report.

Changes in Internal Controls over Financial Reporting

In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of Section 404 of the Sarbanes-Oxley Act, we continue to review, test, and improve the effectiveness of our internal controls. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter and since the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer's and director's and their respective age's as of December 31, 2015 are as follows:

Name	Age	Positions

Chu Kin Hon	28	Director
Law Wai Fan	29	Chief Executive Officer
Cheng Kin Ning	31	Chief Financial Officer
Marie Huen Lai Chun	29	Chief Operating Officer

Chu Kin Hon, age 28

Director

Chu Kin Hon has served as a director of the Company since February 13, 2015. He received his Bachelor of Arts degree in Marketing and Management from the University of Hull. Since 2012, he has been the General Manager of Foshan Eason Investment Management Company Limited, a company that specializes in financial services, property investment, and education services. From 2010 to 2012, he was the General Manager of Wharton Success Investment Management Company Limited. From 2008 to 2010, he was an Account Manager at Emperor Financial Services Group. From 2005 to 2007, he was a freelance Analyst for an investment company. Mr. Chu's background in marketing and management led to our conclusion that he should serve as a director in light of our business and structure.

Law Wai Fan, age 29

Chief Executive Officer

Law Wai Fan has served as the Chief Executive Officer of the Company since February 13, 2015. She received her Master of Social Sciences degree in Social Work from Hong Kong Baptist University in 2011. Prior to that, in 2009, she received her Bachelor of Social Sciences degree in Counseling and Psychology, with honors. She is a Registered Counselor with the Asian Professional Counseling Association, is a Practitioner of Projective Drawing Art in Assessment with the Unleashing Mind Professional Counseling Academy, and is a Registered Social Worker. Since 2012, she has been a Social Worker and Case Worker at the Christian Family Services Centre's Centre for Adolescent Mental Health Prevention and Intervention. From 2011 to 2012, she was a Social Worker at New Life Psychiatric Rehabilitation Association's Chuk Yuen Halfway House. From 2009 to 2011 she was a Counselor at Wesley College. Ms. Law's background in social sciences led to our conclusion that he should serve as a director in light of our business and structure.

Cheng Kin Ning, age 31

Chief Financial Officer

Cheng Kin Ning has served as the Chief Financial Officer of the Company since February 13, 2015. He received his Bachelor of Arts degree in Accounting from the University of South Australia. He is a member of the Hong Kong Institute of Accredited Accounting Technicians, the Association of Chartered Certified Accountants, the Hong Kong Securities and Investment Institute and LCCI. Since 2013, he has served as the head of the accounting department at Eason Property Investment Limited. Prior to that time, from 2011 to 2013, he was a financial officer at East Group Limited.

Marie Huen Lai Chun, age 29

Chief Operating Officer

Marie Huen Lai Chun has served as the Chief Operating Officer of the Company since February 13, 2015. Since 2013, she has been the Event and PR Manager at the Alchemist CafeBistro Ltd. From 2012 to 2013, she was a Project Consultant and Owner of Thus Productions and was a freelance fashion stylist. From 2010 to 2012, she was a Fashion Executive with the Hong Kong Trade Development Council. From 2009 to 2010, she was the Store Manager of Cotton On Hong Kong

TERM OF OFFICE

All directors hold office until the next annual meeting of the stockholders of the Company and until their successors have been duly elected and qualified. The Company's Bylaws provide that the Board of Directors will consist of no less than three members. Officers are elected by and serve at the discretion of the Board of Directors.

DIRECTOR INDEPENDENCE

Our board of directors is currently composed of one member, who does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director's business and personal activities and relationships as they may relate to us and our management.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past ten years.

SIGNIFICANT EMPLOYEES AND CONSULTANTS

All of our officers and directors and non-employee officers and directors of the Company.

AUDIT COMMITTEE AND CONFLICTS OF INTEREST

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board of Directors established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company is an early exploration stage company and has only two directors, and to date, such directors have been performing the functions of such committees. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

There are no family relationships among our directors or officers. Other than as described above, we are not aware of any other conflicts of interest with any of our executive officers or directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based on our review of filings made on the SEC website, and the fact of us not receiving certain forms or written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2015, none of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

STOCKHOLDER COMMUNICATIONS WITH THE BOARD OF DIRECTORS

We have not implemented a formal policy or procedure by which our stockholders can communicate directly with our Board of Directors. Nevertheless, every effort has been made to ensure that the views of stockholders are heard by the Board of Directors or individual directors, as applicable, and that appropriate responses are provided to stockholders in a timely manner. We believe that we are responsive to stockholder communications, and therefore have not considered it necessary to adopt a formal process for stockholder communications with our Board. During the upcoming year, our Board will continue to monitor whether it would be appropriate to adopt such a process.

CODE OF ETHICS

The Company has not adopted a code of ethics that applies to its principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company has not adopted a code of ethics because it has only commenced operations.

EMPLOYMENT AGREEMENTS

We have no employment agreements with our officers, directors or any other person.

INDEMNIFICATION AGREEMENTS

We have no employment agreements with our officers, directors or any other person.

FAMILY RELATIONSHIPS

No family relationships exist between our officers and directors or any person who is an affiliate of the Company.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our President and all other executive officers (collectively, the "Named Executive Officers") in the fiscal years ended December 31, 2015 and 2014:

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our Officers for all services rendered in all capacities to us for the fiscal periods indicated.

						Non-Equity
						Incentive	Nonqualified
Name and				Stock	Option	Plan	Deferred	All Other
Principal Position	Year	Salary ($)	Bonus ($)	Awards ($)	Awards ($)	Compensation($)	Compensation($)	Compensation($)	Total ($)
Amee Han	2015	0	0	0	0	0	0	0	0
Lombardi (1)	2014	0	0	0	0	0	0	0	0

Michael	2015	0	0	0	0	0	0	0	0
Vardakis (2)	2014	0	0	0	0	0	0	0	0

Law Wai	2015	0	0	0	0	0	0	0	0
Fan (3)	2014	0	0	0	0	0	0	0	0

Cheng Kin )	2015	0	0	0	0	0	0	0	0
Ning (4	2014	0	0	0	0	0	0	0	0

Marie Huen	2015	0	0	0	0	0	0	0	0
Lai Chun (5)	2014	0	0	0	0	0	0	0	0

_____________

(1)	Appointed President, Secretary, Treasurer and director in January 1999, and resigned from all such offices and position on February 13, 2015.
(2)	Appointed director in January 2005, and resigned from such position February 13, 2015.
(3)	Appointed Chief Executive Officer on February 13, 2015.
(4)	Appointed Chief Financial Officer on February 13, 2015.
(5)	Appointed Chief Operating Officer on February 13, 2015.

Option Exercises and Fiscal Year-End Option Value Table.

There were no stock options exercised by the named executive officers as of the end of the fiscal period ended December 31, 2015.

Long-Term Incentive Plans and Awards

There were no awards made to a named executive officer, under any long-term incentive plan, as of the end of the fiscal period ended December 31, 2015.

We currently do not pay any compensation to our directors serving on our board of directors.

STOCK OPTION GRANTS

The following table sets forth stock option grants and compensation or the fiscal year ended December 31, 2015:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Amee Han Lombardi (1)	-0-	-0-	-0-	$-0-	N/A	-0-	-0-	-0-	-0-

Michael Vardakis (2)	-0-	-0-	-0-	$-0-	N/A	-0-	-0-	-0-	-0-

Law Wai Fan (3)	-0-	-0-	-0-	$-0-	N/A	-0-	-0-	-0-	-0-

Cheng Kin Ning (4)	-0-	-0-	-0-	$-0-	N/A	-0-	-0-	-0-	-0-

Marie Huen Lai Chun (5)	-0-	-0-	-0-	$-0-	N/A	-0-	-0-	-0-	-0-

Chu Kin Hon (6)	-0-	-0-	-0-	$-0-	N/A	-0-	-0-	-0-	-0-

_____________

(1)	Appointed President, Secretary, Treasurer and director in January 1999, and resigned from all such offices and position on February 13, 2015.
(2)	Appointed director in January 2005, and resigned from such position on February 13, 2015.
(3)	Appointed Chief Executive Officer on February 13, 2015.
(4)	Appointed Chief Financial Officer on February 13, 2015.
(5)	Appointed Chief Operating Officer on February 13, 2015.
(6)	Appointed a director on February 13, 2015.

DIRECTOR COMPENSATION

The following table sets forth director compensation or the fiscal year ended December 31, 2015:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation($)	Total ($)

Amee Han Lombardi (1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Michael Vardakis (2)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Chu Kin Hon (3)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

______________

(1)	Appointed President, Secretary, Treasurer and director in January 1999, and resigned from all such offices and position on February 13, 2015.
(2)	Appointed director in January 2005, and resigned from such position on February 13, 2015.
(3)	Appointed a director on February 13, 2015.

We currently do not pay any compensation to our directors for serving on our board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of December 31, 2015, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 310,868,500 shares of our common stock issued and outstanding as of December 31, 2015. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

Title of Class	Name and Address of Beneficial Owner (2)	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)

Common Stock	Chu Kin Hon (3)	208,813,213	67.1%
Common Stock	Xue Qi He	25,000,000	8.0%
Common Stock	Jie Hua Rong	25,000,000	8.0%
Common Stock	Zhi Yong Tan	25,000,000	8.0%
Common Stock	Jia Ye Xuan	25,000,000	8.0%
Common Stock	Law Wai Fan (4)	*	*
Common Stock	Cheng Kin Ning (5)	*	*
Common Stock	Marie Huen Lai Chun (6)	*	*
All directors and executive officers as a group (4 persons)		208,813,213	67.1%

______________

(1)	Calculated based on 310,868,500 shares of common stock issued and outstanding on December 31, 2015.
(2)

Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of: Unit 19, 35/F., Tower 1, Millennium City 1, No. 388 Kwun Tong Road, Kwun Tong, Kowloon, Hong Kong.

(3)	Appointed a director on February 13, 2015.
(4)	Appointed Chief Executive Officer on February 13, 2015.
(5)	Appointed Chief Financial Officer on February 13, 2015.
(6)	Appointed Chief Operating Officer on February 13, 2015.
*	Less than 1%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On October 8, 2015, the Company closed an offering wherein it offered and sold an aggregate of 300,500,000 shares of common stock to 10 offerees, at a purchase price of $0.001 per share, for aggregate proceeds of $300,500. 200,000,000 of the 300,500,000 shares offered were purchased by the Company's sole director, Chu Kin Hon, for aggregate proceeds of $200,000.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended December 31, 2015 and 2014, the total fees charged to the company for audit services, including quarterly reviews were $24,000 and $18,000, for audit-related services were $0 and $0 and for tax services and other services were $0 and $0, respectively.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Number	Description
3.1.1	Articles of Incorporation, dated July 1, 1999 (1)
3.1.2	Amended and Restated Articles of Incorporation, dated December 9, 2010 (2)
3.2	Bylaws (3)
14.1	Code of Ethics (4)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

_______________

(1)	Incorporated by reference to the Registrant's Registration Statement on Form SB-2 (File No. 333-54002), filed with the Securities and Exchange Commission on January 19, 2001.
(2)	Incorporated by reference to the Registrant's Definitive Information Statement on Schedule 14C (File No. 000-52273), filed with the Securities and Exchange Commission on November 17, 2010.
(3)	Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 000-52273), filed with the Securities and Exchange Commission on April 17, 2015.
(4)	Incorporated by reference to the Registrant's Annual Report on Form 10-KSB (File No. 000-52273), filed with the Securities and Exchange Commission on April 14, 2006.

*Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASON EDUCATION KINGDOM HOLDINGS, INC.
(Name of Registrant)

Date: June 24, 2016	By:	/s/ Law Wai Fan
	Name:	Law Wai Fan
	Title:	Chief Executive Officer (principal executive officer)

Date: June 24, 2016	By:	/s/ Cheng Kin Ning
	Name:	Cheng Kin Ning
	Title:	Chief Financial Officer (principal accounting officer and principal financial officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Law Wai Fan and Cheng Kin Ning, and each of them, as his true and lawful attorney-in-fact and agents with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K of Eason Education Kingdom Holdings, Inc.. for the fiscal year ended December 31, 2015, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, grant unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents, or his substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Power of Attorney has been signed by the following persons in the capacities and on the dates stated.

Dated: June 24, 2016	By:	/s/ Law Wai Fan
	Name:	Law Wai Fan
	Title:	Chief Executive Officer (principal executive officer)

Dated: June 24, 2016	By:	/s/ Cheng Kin Ning
	Name:	Cheng Kin Ning
	Title:	Chief Financial Officer (principal accounting officer and principal financial officer)

Dated: June 24, 2016	By:	/s/ Chu Kin Hon
	Name:	Chu Kin Hon
	Title:	Director

