Form 10-Q
period 2016-03-31
Eason Education Kingdom Holdings, Inc.
filed 2016-07-08
CIK 1132509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

___________________________________________________________

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

As of March 31, 2016, there were 310,868,500 shares of common stock, $0.001 par value per share, outstanding.

EASON EDUCATION KINGDOM HOLDINGS, INC.
(A Development Stage Company)
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2016

INDEX

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Eason Education Kingdom Holdings, Inc., a Nevada corporation (the "Company"), contains "forward-looking statements," as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "could", "expects", "plans", "intends", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things to product demand, market and customer acceptance, competition, pricing, the exercise of the control over us by Chu Kin Hon, the Company's sole director and majority shareholder, and development difficulties, as well as general industry and market conditions and growth rates and general economic conditions; and other factors discussed in the Company's filings with the Securities and Exchange Commission ("SEC").

Our management has included projections and estimates in this Form 10-Q, which are based primarily on management's experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

EASON EDUCATION KINGDOM HOLDINGS, INC.
CONDENSED BALANCE SHEETS
AS OF MARCH 31, 2016 (UNAUDITED)AND DECEMBER 31, 2015 (AUDITED)

	March 31, 2016	December 31, 2015
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash	153	1,894
Escrow accounts hold by director	300,500	300,500
Other prepayments	10,000	10,000

Total Current Assets	310,653	312,394

TOTAL ASSETS	310,653	312,394

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Amount due to shareholder	86,758	66,758
Accrued liabilities	20,520	14,520
Total Current Liabilities	107,278	81,278

STOCKHOLDERS' DEFICIT:
Preferred stock, Class A Preferred Stock; $0.001 par value 175,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized; 310,868,500 shares issued and outstanding	310,869	310,869
Additional paid-in capital	413,349	413,349
Accumulated deficit	(520,843)	(493,102)

Total Stockholders' Equity	203,375	231,116

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	310,653	312,394

The accompanying notes are an integral part of the condensed financial statements.

EASON EDUCATION KINGDOM HOLDINGS, INC.
CONDENSED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2016 AND 2015 (UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2016	2015

Revenues	-	-

Gross Revenues	-	-

Operating Expenses
General and administrative expenses	27,741	8,000

Total Operating Expenses	27,741	8,000

Loss from Operations	(27,741)	(8,000)

Other Income (Expense)
Gain on release of liabilities	-	236,959

Total Other Income	-	236,959

(Loss)/Income before Income Taxes	(27,741)	228,959

Provision for Income Taxes	-	-

Net (Loss)/Income	(27,741)	228,959

Net (Loss)/Income per Share Basic and Diluted	$0.00	$0.02

Weighted Average Shares Outstanding Basic and Diluted	310,868,500	10,368,500

The accompanying notes are an integral part of the condensed financial statements.

EASON EDUCATION KINGDOM HOLDINGS, INC.
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2016 AND 2015 (UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income from operations	(27,741)	228,959
Changes in assets and liabilities:
Increase in accrued liabilities	6,000	-
Gain on release of liabilities	-	(236,959)
Net cash (used in) operating activities	(21,741)	(8,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in amount due to shareholders	20,000	8,000
Net cash generated from financing activities	20,000	8,000

Net (decrease) in cash	(1,741)	-

CASH AT BEGINNING OF THE PERIOD	1,894	-

CASH AT END OF THE PERIOD	153	-

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for income taxes	$-	-

Cash paid for interest expense	$-	-

The accompanying notes are an integral part of the condensed financial statements.

EASON EDUCATION KINGDOM HOLDINGS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

THREE MONTHS ENDED MARCH 31, 2016 AND 2015 (UNAUDITED)

			Additional		Net
	Capital Stock	Paid-in	Accumulated	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficits	Deficit

BALANCE, December 31, 2013	10,368,500	10,369	110,533	(572,014)	(451,112)
Net loss for the year ended December 31, 2014	-	-	-	(88,663)	(88,663)
BALANCE, December 31, 2014	10,368,500	10,369	110,533	(660,677)	(539,775)
Share issued	300,500,000	300,500			300,500
Debt settlement from ownership change	-	-	302,816	-	302,816
Net income for the year ended December 31, 2015	-	-	-	167,575	167,575
BALANCE, December 31, 2015	310,868,500	310,869	413,349	(493,102)	231,116
Net income for the period ended March 31, 2016	-	-	-	(27,741)	(27,741)
BALANCE, March 31, 2016	310,868,500	310,869	413,349	(520,843)	203,375

The accompanying notes are an integral part of the condensed financial statements.

EASON EDUCATION KINGDOM HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2016 AND DECEMBER 31, 2015

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

The fair value of the Company's debt as of March 31, 2016 and December 31, 2015, approximated fair value at those times.

Fair value of financial instruments: The carrying amounts of financial instruments, including cash, accounts payable, and accrued expenses approximated fair value as of March 31, 2016 and December 31, 2015 because of the relative short term nature of these instruments.

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

The Company records interest and penalties arising from the underpayment of income taxes in the statement of income under general and administrative expenses. As of March 31, 2016 and December 31, 2015, the Company had no accrued interest or penalties related to uncertain tax positions. The company also did not have any uncertain tax benefits during these years. The tax years 2015, 2014 and 2013 remain open to examination.

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

For the period ended March 31, 2016 and year ended December 31, 2015, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $27,741 (from operations) for the period ended March 31, 2016 and an accumulated deficit of $520,843. It also sustained operating losses in prior years as well. These factors raise substantial doubt as to its ability to remain a going concern and obtain debt and/or equity financing and achieve profitable operations.

Management intends to raise additional operating funds through equity and/or debt offerings. However, there can be no assurance management will be successful in its endeavors. Ultimately, the Company will need to achieve profitable operations in order to continue as a going concern.

There are no assurances that Eason Education Kingdom Holdings, Inc. will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support its working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may be required to curtail its operations.

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

2015:	Balance	Rate	Tax
Federal loss carryforward	$452,503	34%	$153,851
Valuation allowance			(153,851)
Deferred tax asset			$-

2016:	Balance	Rate	Tax
Federal loss carryforward	$480,244	34%	$163,283
Valuation allowance			(163,283)
Deferred tax asset			$-

A reconciliation between expected and actual tax liability is presented below.

	2016	2015
Expected (Benefit) – Federal rate 34%	$(9,432)	$56,976

Effect of:
Valuation allowance	9,432	(56,976)
Total Actual Provision	$-	$-

As of March 31, 2016, the Company has unutilized tax losses of $480,244 (2015: $452,503). Deferred tax asset is not provided for as the tax losses may not be able to carry forward after a change in substantial ownership of the Company in February 2015. Deferred tax asset may also be reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portions or all of the deferred tax assets will not be realized in the near future.

NOTE 5 – COMMON STOCK

As of March 31, 2016 and December 31, 2015, the Company authorized two classes of stock; 500,000,000 shares of common stock at par value of $0.001 and 175,000,000 shares of Class A preferred stock at par value of $0.001. There are 310,868,500 in March 31, 2016 and December 31, 2015 common shares issued and outstanding. None of the Class A preferred stock is issued. During October 2015, the Company issued 300,500,000 shares of common stock for a consideration of $300,500 in cash.

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company currently utilizes office space on a rent-free basis from a director and shareholder, and shall do so until substantial revenue-producing operations commence. Management deemed the rent-free space to be of no nominal value.

As of March 31, 2106 and December 31, 2015, total notes payable to the related parties and accrued interests amounted to $0 and $0 in the aggregate.

As of December 31, 2015 outstanding balance of $302,816 was released by the related parties. As of March 31, 2016 and December 31, 2015 the loans from the shareholders were $86,758 and $66,758 which carried with no interest, had no collateral and repayable on demand.

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

NOTE 8 – RELEASE OF LIABILITIES

On February 12, 2015, Michael Vardakis ("Then Majority Shareholder") entered into a Stock Purchase Agreement with Kin Hon Chu ("New Majority Shareholder") wherein Mr. Vardakis sold 8,813,225 shares of the Company's common stock, representing approximately 85% of all issued and outstanding shares to Mr. Chu. Mr. Chu paid $4,406.61 to Michael Vardakis for this control block of shares and also directly paid off all of the existing liabilities of the Company. Accordingly, certain liabilities of $236,959 in the aggregate, including that related notes payable as disclosed in note 6 and note 7, were released by the creditors as a result of the change.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated the period after the balance sheet date up through the date that the financial statements were issued, and determined that there were no subsequent events or transactions that required recognition or disclosure in the financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of Eason Education Kingdom Holdings, Inc., a Nevada corporation (the "Company"), and development-stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the December 31, 2014 audited financial statements and related notes included in the Company's Form 10-K (File No. 000-52273; the "Form 10-K"), as filed with the Securities and Exchange Commission on June 24, 2016. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute "forward-looking" statements

OVERVIEW

The Company was incorporated in the State of Nevada on July 1, 1999 and established a fiscal year end of December 31. It is a development stage company.

Going Concern

To date the Company has little operations or revenues and consequently has incurred recurring losses from operations. No revenues are anticipated until we complete the financing we endeavor to obtain, as described in the Form 10-K, and implement our initial business plan. The ability of the Company to continue as a going concern is dependent on raising capital to fund our business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern.

Our activities have been financed from related-party loans and the proceeds of share subscriptions. From our inception to March 31, 2016, we have made a total of $86,758 amount due to shareholder which carried no interest, had no collateral and repayable on demand. During October 2015, the Company raised a total of $300,500 in cash from offerings of our common stock.

The Company plans to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

PLAN OF OPERATION

Our business activities during the coming 12 months following the filing date of this Form 10-K will be focused on privately raising $500,000 of funds to expand our business. We have no assurance that future financing will materialize. If that financing is not available we may be unable to continue. Management believes that if subsequent private placements are successful, we will be able to generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

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

RESULTS OF OPERATIONS

Three-Month Periods Ended March 31, 2016 and 2015

We did not earn revenues for the periods ended March 31, 2016 and 2015.

For the period ended March 31, 2016, we incurred total operating expenses of $27,741, consisting solely of general and administrative expenses.

For the period ended March 31, 2015, we incurred total operating expenses of $8,000, consisting solely of general and administrative expenses, comprising.

For the period ended March 31, 2016, we had other income of $0 and net loss of $27,741. For the period ended March 31, 2015, we had other income of $236,959 and net profits of $228,959, solely as a result of a release of claims related to liabilities of $236,959. By comparison, for the period ended March 31, 2016, we incurred a net loss of $27,741. For the period ended March 31, 2015, we incurred an operating loss of $8,000 which turned around to net profit of $228,959 because of the $236,959 claim release.

For the period ended March 31, 2016, net loss was $27,741, or $0.0001 per share. By way of comparison, for the period ended March 31, 2015, our net earnings were $236,959, or $0.0229 per share.

Liquidity and Capital Resources

At March 31, 2016, we had a cash balance of $153, total current assets $310,653 total current liabilities of approximately $107,278; working capital and stockholders' equity of approximately $203,375. We do not have sufficient cash on hand to commence our 12-month plan of operation or to fund our ongoing operational expenses. We will need to raise funds to commence our plan of operation and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock or debt securities. If we are successful in completing an equity or debt financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or debt securities to fund our planned activities and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our operations and our business will fail.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements for the three months ended March 31, 2016.

Subsequent Events

None through date of this filing.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2016, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is not currently subject to any legal proceedings. From time to time, the Company may become subject to litigation or proceedings in connection with its business, as either a plaintiff or defendant. There are no such pending legal proceedings to which the Company is a party that, in the opinion of management, is likely to have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 1A.RISK FACTORS

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a) Exhibits required by Item 601 of Regulation SK.

Number	Description

3.1.1	Articles of Incorporation, dated July 1, 1999 (1)
3.1.2	Amended and Restated Articles of Incorporation, dated December 9, 2010 (2)
3.1.3	Certificate of Amendment dated August 10, 2015 (3)
3.2	Bylaws (4)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

_____________________

(1) Incorporated by reference to the Registrant's Registration Statement on Form SB-2 (File No. 333-54002), filed with the Securities and Exchange Commission on January 19, 2001.

(2) Incorporated by reference to the Registrant's Definitive Information Statement on Schedule 14C (File No. 000-52273), filed with the Securities and Exchange Commission on November 17, 2010.

(3) Filed and incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 000-52273), as filed with the Securities and Exchange Commission on August 14, 2015.

(4) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 000-52273), filed with the Securities and Exchange Commission on June 24, 2016.

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

EASON EDUCATION KINGDOM HOLDINGS, INC.
(Name of Registrant)

Date: July 8, 2016	By:	/s/ Law Wai Fan
	Name:	Law Wai Fan
	Title:	Chief Executive Officer (principal executive officer)

Date: July 8, 2016	By:	/s/ Cheng Kin Ning, Kenny
	Name:	Cheng Kin Ning, Kenny
	Title:	Chief Financial Officer (principal accounting officer and principal financial officer)

EXHIBIT INDEX

Number	Description

3.1.1	Articles of Incorporation, dated July 1, 1999 (1)
3.1.2	Amended and Restated Articles of Incorporation, dated December 9, 2010 (2)
3.1.3	Certificate of Amendment dated August 10, 2015 (3)
3.2	Bylaws (4)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

_____________________

(1) Incorporated by reference to the Registrant's Registration Statement on Form SB-2 (File No. 333-54002), filed with the Securities and Exchange Commission on January 19, 2001.

(2) Incorporated by reference to the Registrant's Definitive Information Statement on Schedule 14C (File No. 000-52273), filed with the Securities and Exchange Commission on November 17, 2010.

(3) Filed and incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 000-52273), as filed with the Securities and Exchange Commission on August 14, 2015.

(4) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 000-52273), filed with the Securities and Exchange Commission on April 17, 2015.

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

