Form 10-Q
period 2016-06-30
Eason Education Kingdom Holdings, Inc.
filed 2016-08-22
CIK 1132509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCYPROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 16, 2016, there were 310,868,500 shares of common stock, $0.001 par value per share, outstanding.

EASON EDUCATION KINGDOM HOLDINGS, INC.

(A Development Stage Company)

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2016

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

EASON EDUCATION KINGDOM HOLDINGS, INC.
CONDENSED BALANCE SHEETS
SIX MONTHS ENDED JUNE 30, 2016 (UNAUDITED)AND DECEMBER 31, 2015 (AUDITED)

	June 30,	December 31,
	2016	2015
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash	153	1,894
Escrow accounts hold by director	300,500	300,500
Other prepayments	10,000	10,000

Total Current Assets	310,653	312,394

TOTAL ASSETS	310,653	312,394

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Amount due to shareholder	86,758	66,758
Other payables	11,000	-
Accrued liabilities	24,520	14,520
Total Current Liabilities	122,278	81,278

STOCKHOLDERS' DEFICIT:
Preferred stock, Class A Preferred Stock; $0.001 par value 175,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized; 310,868,500 shares issued and outstanding	310,869	310,869
Additional paid-in capital	413,349	413,349
Accumulated deficit	(535,843)	(493,102)

Total Stockholders' Equity	188,375	231,116

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	310,653	312,394

EASON EDUCATION KINGDOM HOLDINGS, INC.
CONDENSED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED June 30, 2016 AND 2015 (UNAUDITED)

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2016	2015

Revenues	-	-

Gross Revenues	-	-

Operating Expenses
General and administrative expenses	42,741	16,000

Total Operating Expenses	42,741	16,000

Loss from Operations	(42,741)	(16,000)

Other Income (Expense)
Gain on release of liabilities	-	236,959

Total Other Income	-	236,959

(Loss)/Income before Income Taxes	(42,741)	220,959

Provision for Income Taxes	-	-

Net (Loss)/Income	(42,741)	220,959

Net (Loss)/Income per Share Basic and Diluted	$0.00	$0.02

Weighted Average Shares Outstanding Basic and Diluted	310,868,500	10,368,500

EASON EDUCATION KINGDOM HOLDINGS, INC.
CONDENSED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED June 30, 2016 AND 2015 (UNAUDITED)

	Three Months Ended	Three Months Ended
	June 30,	June 30,
	2016	2015

Revenues	-	-

Gross Revenues	-	-

Operating Expenses
General and administrative expenses	15,000	8,000

Total Operating Expenses	15,000	8,000

Loss from Operations	(15,000)	(8,000)

Other Income (Expense)
Gain on release of liabilities	-	-

Total Other Income	-	-

(Loss)/Income before Income Taxes	(15,000)	(8,000)

Provision for Income Taxes	-	-

Net (Loss)/Income	(15,000)	(8,000)

Net (Loss)/Income per Share Basic and Diluted	$0.00	$(0.01)

Weighted Average Shares Outstanding Basic and Diluted	310,868,500	10,368,500

EASON EDUCATION KINGDOM HOLDINGS, INC.
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2016 AND 2015 (UNAUDITED)

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income from operations	(42,741)	228,959
Changes in assets and liabilities:
Increase in other payables	11,000
Increase in accrued liabilities	10,000	-
Gain on release of liabilities	-	(236,959)
Net cash (used in) operating activities	(21,741)	(8,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in amount due to shareholders	20,000	8,000
Net cash generated from financing activities	20,000	8,000

Net (decrease) in cash	(1,741)	-

CASH AT BEGINNING OF THE PERIOD	1,894	-

CASH AT END OF THE PERIOD	153	-

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for income taxes	$-	-

Cash paid for interest expense	$-	-

EASON EDUCATION KINGDOM HOLDINGS, INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT

SIX MONTHS ENDED JUNE 30, 2016 AND 2015
(UNAUDITED)

			Additional		Net
	Capital Stock	Paid-in	Accumulated	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficits	Deficit

BALANCE, December 31, 2013	10,368,500	10,369	110,533	(572,014)	(451,112)
Net loss for the year ended December 31, 2014	-	-	-	(88,663)	(88,663)
BALANCE, December 31, 2014	10,368,500	10,369	110,533	(660,677)	(539,775)
Share issued	300,500,000	300,500			300,500
Debt settlement from ownership change	-	-	302,816	-	302,816
Net income for the year ended December 31, 2015	-	-	-	167,575	167,575
BALANCE, December 31, 2015	310,868,500	310,869	413,349	(493,102)	231,116
Net income for the year period June 30, 2016	-	-	-	(42,741)	(42,741)
BALANCE, June 30, 2016	310,868,500	310,869	413,349	(535,843)	188,375

EASON EDUCATION KINGDOM HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2016 AND DECEMBER 31, 2015

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

The Company plan to establish education centers in China that provide a high quality, comprehensive six-year education plan beginning at birth with fundamental training and ending with kindergarten education. The Company will provide nursery services; fundamental training with purposeful, play-based art classes and playgroups that address the educational, physical, social, emotional and personal development to older children; and kindergarten classes that will address literacy, mathematics, and the other early years foundation stage ("EYFS") areas of focus. The Company will also provide educational consultation services to assist families in placing their children in desirable elementary schools.

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

The fair value of the Company's debt as of June 30, 2016 and December 31, 2015, approximated fair value at those times.

Fair value of financial instruments: The carrying amounts of financial instruments, including cash, accounts payable, and accrued expenses approximated fair value as of June 30, 2016 and December 31, 2015 because of the relative short term nature of these instruments.

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

The Company records interest and penalties arising from the underpayment of income taxes in the statement of income under general and administrative expenses. As of June 30, 2016 and December 31, 2015, the Company had no accrued interest or penalties related to uncertain tax positions. The company also did not have any uncertain tax benefits during these years. The tax years 2015, 2014 and 2013 remain open to examination.

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

For the period ended June 30, 2016 and year ended December 31, 2015, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $42,741 (from operations) for the period ended June 30, 2016 and an accumulated deficit of $535,843. It also sustained operating losses in prior years as well. These factors raise substantial doubt as to its ability to remain a going concern and obtain debt and/or equity financing and achieve profitable operations.

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

2015:	Balance	Rate	Tax
Federal loss carryforward	$452,503	34%	$153,851
Valuation allowance			(153,851)
Deferred tax asset			$-

2016:	Balance	Rate	Tax
Federal loss carryforward	$495,244	34%	$168,383
Valuation allowance			(168,383)
Deferred tax asset			$-

A reconciliation between expected and actual tax liability is presented below.

	2016	2015
Expected (Benefit) – Federal rate 34%	$(14,532)	$56,976

Effect of:
Valuation allowance	14,532	(56,976)
Total Actual Provision	$-	$-

As of June 30, 2016, the Company has unutilized tax losses of $495,244 (2015: $452,503). Deferred tax asset is not provided for as the tax losses may not be able to carry forward after a change in substantial ownership of the Company in February 2015. Deferred tax asset may also be reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portions or all of the deferred tax assets will not be realized in the near future.

NOTE 5 – COMMON STOCK

As of June 30, 2016 and December 31, 2015, the Company authorized two classes of stock; 500,000,000 shares of common stock at par value of $0.001 and 175,000,000 shares of Class A preferred stock at par value of $0.001. There are 310,868,500 in June 30, 2016 and December 31, 2015 common shares issued and outstanding. None of the Class A preferred stock is issued. During October 2015, the Company issued 300,500,000 shares of common stock for a consideration of $300,500 in cash.

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company currently utilizes office space on a rent-free basis from a director and shareholder, and shall do so until substantial revenue-producing operations commence. Management deemed the rent-free space to be of no nominal value.

As of June 30, 2016 and December 31, 2015, total notes payable to the related parties and accrued interests amounted to $0 and $0 in the aggregate.

As of December 31, 2015 outstanding balance of $302,816 was released by the related parties. As of June 30, 2016 and December 31, 2015 the loans from the shareholders were $86,758 and $66,758 which carried with no interest, had no collateral and repayable on demand.

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

Our activities have been financed from related-party loans and the proceeds of share subscriptions. From our inception to June 30, 2016, we have made a total of $86,758 amount due to shareholder which carried no interest, had no collateral and repayable on demand. During October 2015, the Company raised a total of $300,500 in cash from offerings of our common stock.

The Company plans to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

PLAN OF OPERATION

Our business activities during the coming 12 months following the filing date of this Form 10-Q will be focused on privately raising $500,000 of funds to expand our business. We have no assurance that future financing will materialize. If that financing is not available we may be unable to continue. Management believes that if subsequent private placements are successful, we will be able to generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

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

RESULTS OF OPERATIONS

Six-Month Periods Ended June 30, 2016 and 2015

We did not earn revenues for the periods ended June 30, 2016 and 2015.

For the period ended June 30, 2016, we incurred total operating expenses of $42,741, consisting solely of general and administrative expenses.

For the period ended March 31, 2016, we incurred total operating expenses of $27,741, consisting solely of general and administrative expenses, comprising.

For the period ended June 30, 2016, we had other income of $Nil and net loss of $42,741. By comparison, for the period ended June 30, 2015, we incurred a net loss of $16,000.  For the period ended March 31, 2016, we incurred an operating loss of $27,741.

For the period ended June 30, 2016, net loss was $42,741, or $0.00 per share. By way of comparison, for the period ended March 31, 2016, our net earnings were $27,741, or $0.00 per share.

Liquidity and Capital Resources

At June 30, 2016, we had a cash balance of $153, total current assets $310,653, total current liabilities of approximately $122,278, and working capital and stockholders' equity of approximately $188,375.  We do not have sufficient cash on hand to commence our 12-month plan of operation or to fund our ongoing operational expenses. We will need to raise funds to commence our plan of operation and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock or debt securities.  If we are successful in completing an equity or debt financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or debt securities to fund our planned activities and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our operations and our business will fail.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements for the three months ended June 30, 2016.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2016, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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
___________________

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

EASON EDUCATION KINGDOM HOLDINGS, INC.
(Name of Registrant)

Date: August 22, 2016	By:	/s/ Law Wai Fan
	Name:	Law Wai Fan
	Title:	Chief Executive Officer (principal executive officer)

Date: August 22, 2016	By:	/s/ Cheng Kin Ning, Kenny
	Name:	Cheng Kin Ning, Kenny
	Title:	Chief Financial Officer (principal accounting officer and principal financial officer)

EXHIBIT INDEX

Number	Description

3.1.1	Articles of Incorporation, dated July 1, 1999 (1)
3.1.2	Amended and Restated Articles of Incorporation, dated December 9, 2010 (2)
3.1.3	Certificate of Amendment dated August 10, 2015 (3)
3.2	Bylaws (4)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

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

