Form 10-Q
period 2016-09-30
Eason Education Kingdom Holdings, Inc.
filed 2016-11-23
CIK 1132509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 7, 2016, there were 310,868,500 shares of common stock, $0.001 par value per share, outstanding.

EASON EDUCATION KINGDOM HOLDINGS, INC.

(A Development Stage Company)

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2016

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Eason Education Kingdom Holdings, Inc., a Nevada corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things to product demand, market and customer acceptance, competition, pricing, the exercise of the control over us by Chu Kin Hon, the Company’s sole director and majority shareholder, and development difficulties, as well as general industry and market conditions and growth rates and general economic conditions; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

EASON EDUCATION KINGDOM HOLDINGS, INC.
CONDENSED BALANCE SHEETS
NINE MONTHS ENDED SEPTEMBER 30, 2016 (UNAUDITED) AND DECEMBER 31, 2015 (AUDITED)

	September 30,	December 31,
	2016	2015
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash	-	1,894
Escrow accounts hold by director	-	300,500
Other prepayments	10,000	10,000
Escrow accounts hold by Attorney	188,482	-
Total Current Assets	198,482	312,394

TOTAL ASSETS	198,482	312,394

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Amount due to shareholder	-	66,758
Other payables	-	-
Accrued liabilities	13,107	14,520
Total Current Liabilities	13,107	81,278

STOCKHOLDERS' EQUITY:
Preferred stock, Class A Preferred Stock; $0.001 par value 175,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized; 310,868,500 shares issued and outstanding	310,869	310,869
Additional paid-in capital	413,349	413,349
Accumulated deficit	(538,843)	(493,102)

Total Stockholders' Equity	185,375	231,116

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	198,482	312,394

EASON EDUCATION KINGDOM HOLDINGS, INC.
CONDENSED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015 (UNAUDITED)

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2016	2015

Revenues	-	-

Gross Revenues	-	-

Operating Expenses
General and administrative expenses	45,741	37,000

Total Operating Expenses	45,741	37,000

Loss from Operations	(45,741)	(37,000)

Other Income (Expense)
Gain on release of liabilities	-	236,959

Total Other Income	-	236,959

(Loss)/Income before Income Taxes	(45,741)	199,959

Provision for Income Taxes	-	-

Net (Loss)/Income	(45,741)	199,959

Net (Loss)/Income per Share Basic and Diluted	$0.00	$0.02

Weighted Average Shares Outstanding Basic and Diluted	310,868,500	10,368,500

EASON EDUCATION KINGDOM HOLDINGS, INC.
CONDENSED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015 (UNAUDITED)

	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2016	2015

Revenues	-	-

Gross Revenues	-	-

Operating Expenses
General and administrative expenses	3,000	21,000

Total Operating Expenses	3,000	21,000

Loss from Operations	(3,000)	(21,000)

Other Income (Expense)
Gain on release of liabilities	-	-

Total Other Income	-	-

(Loss)/Income before Income Taxes	(3,000)	(21,000)

Provision for Income Taxes	-	-

Net (Loss)/Income	(3,000)	(21,000)

Net (Loss)/Income per Share Basic and Diluted	$0.00	$(0.002)

Weighted Average Shares Outstanding Basic and Diluted	310,868,500	10,368,500

EASON EDUCATION KINGDOM HOLDINGS, INC.
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015 (UNAUDITED)

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income from operations	(45,741)	199,959
Changes in assets and liabilities:
Increase in other payables	-
Increase in accrued liabilities	(1,413)	9,000
Gain on release of liabilities	-	(236,959)
Decrease in escrow from directors	300,500	-
Increase in escrow from attorney	(188,482)	-
Net cash (used in) operating activities	64,864	(28,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in amount due to shareholders	(66,758)	28,000
Net cash (used in) financing activities	(66,758)	28,000

Net (decrease) in cash	(1,894)	-

CASH AT BEGINNING OF THE PERIOD	1,894	-

CASH AT END OF THE PERIOD	-	-

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for income taxes	$-	-

Cash paid for interest expense	$-	-

EASON EDUCATION KINGDOM HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2016 AND DECEMBER 31, 2015

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

The fair value of the Company's debt as of September 30, 2016 and December 31, 2015, approximated fair value at those times.

Fair value of financial instruments: The carrying amounts of financial instruments, including cash, accounts payable, and accrued expenses approximated fair value as of September 30, 2016 and December 31, 2015 because of the relative short term nature of these instruments.

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

The Company records interest and penalties arising from the underpayment of income taxes in the statement of income under general and administrative expenses. As of September 30, 2016 and December 31, 2015, the Company had no accrued interest or penalties related to uncertain tax positions. The company also did not have any uncertain tax benefits during these years. The tax years 2015, 2014 and 2013 remain open to examination.

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

For the period ended September 30, 2016 and year ended December 31, 2015, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $45,741 (from operations) for the period ended September 30, 2016 and an accumulated deficit of $538,843. It also sustained operating losses in prior years as well. These factors raise substantial doubt as to its ability to remain a going concern and obtain debt and/or equity financing and achieve profitable operations.

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

2015:	Balance	Rate	Tax
Federal loss carryforward	$452,503	34%	$153,851
Valuation allowance			(153,851)
Deferred tax asset			$-

2016:	Balance	Rate	Tax
Federal loss carryforward	$498,244	34%	$169,403
Valuation allowance			(169,403)
Deferred tax asset			$-

A reconciliation between expected and actual tax liability is presented below.

	2016	2015
Expected (Benefit) – Federal rate 34%	$(15,552)	$56,976

Effect of:
Valuation allowance	15,552	(56,976)
Total Actual Provision	$-	$-

As of September 30, 2016, the Company has unutilized tax losses of $498,244 (2015: $452,503). Deferred tax asset is not provided for as the tax losses may not be able to carry forward after a change in substantial ownership of the Company in February 2015. Deferred tax asset may also be reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portions or all of the deferred tax assets will not be realized in the near future.

NOTE 5 – COMMON STOCK

As of September 30, 2016 and December 31, 2015, the Company authorized two classes of stock; 500,000,000 shares of common stock at par value of $0.001 and 175,000,000 shares of Class A preferred stock at par value of $0.001. There are 310,868,500 in September 30, 2016 and December 31, 2015 common shares issued and outstanding. None of the Class A preferred stock is issued. During October 2015, the Company issued 300,500,000 shares of common stock for a consideration of $300,500 in cash.

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company currently utilizes office space on a rent-free basis from a director and shareholder, and shall do so until substantial revenue-producing operations commence. Management deemed the rent-free space to be of no nominal value.

As of September 30, 2016 and December 31, 2015, total notes payable to the related parties and accrued interests amounted to $0 and $0 in the aggregate.

As of December 31, 2015 outstanding balance of $302,816 was released by the related parties. As of September 30, 2016 and December 31, 2015 the loans from the shareholders were $0 and $66,758 which carried with no interest, had no collateral and repayable on demand.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of Eason Education Kingdom Holdings, Inc., a Nevada corporation (the “Company”), and development-stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the December 31, 2014 audited financial statements and related notes included in the Company’s Form 10-K (File No. 000-52273; the “Form 10-K”), as filed with the Securities and Exchange Commission on June 24, 2016. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements

OVERVIEW

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

RESULTS OF OPERATIONS

Nine-Month Periods Ended September 30, 2016 and 2015

We did not earn revenues for the nine months ended September 30, 2016 and 2015.

For the nine months ended September 30, 2016 and 2015, we incurred total operating expenses of $45,741 and 37,000, consisting solely of general and administrative expenses. However, there was a $236,959 gain on release of liabilities which occurred only in 2015.

For the nine months ended September 30, 2016 and 2015, we had other income of $Nil and $236,959; and net loss of $45,741 and $37,000. By comparison, for the nine months ended September 30, 2016 and 2015, we incurred additional loss of $8,741with other income of $236,959 which was derived from release of liabilities from a shareholder for 2015 only.

For the nine months ended September 30, 2016, net loss was $45,741, or $0.00 per share. By way of comparison, for the nine months ended September 30, 2016, our net earnings were $199,959, or $0.02 per share.

Three-Month Periods Ended September 30, 2016 and 2015

We did not earn revenues for the three months ended September 30, 2016 and 2015.

For the three months ended September 30, 2016 and 2015, we incurred total operating expenses of $3,000 and 21,000, consisting solely of general and administrative expenses.

For the three months ended September 30, 2016 and 2015, we had other income of $Nil and $Nil; and net loss of $3,000 and $21,000. By comparison, for the three months ended September 30, 2016, the loss was reduced by $18,000 with no other income for both periods.

For the three months ended September 30, 2016, net loss was $3,000, or $0.00 per share. By way of comparison, for the three months ended September 30, 2015, our net loss was $21,000, or $0.00 per share.

Liquidity and Capital Resources

At September 30, 2016, we had a cash balance of $0, total current assets $198,482, total current liabilities of approximately $13,207, and working capital and stockholders' equity of approximately $185,375.  We do not have sufficient cash on hand to commence our 12-month plan of operation or to fund our ongoing operational expenses. We will need to raise funds to commence our plan of operation and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock or debt securities.  If we are successful in completing an equity or debt financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or debt securities to fund our planned activities and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our operations and our business will fail.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements for the three months ended September 30, 2016.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2016, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a) Exhibits required by Item 601 of Regulation SK.

Number	Description

3.1.1	Articles of Incorporation, dated July 1, 1999 (1)
3.1.2	Amended and Restated Articles of Incorporation, dated December 9, 2010 (2)
3.1.3	Certificate of Amendment dated August 10, 2015 (3)
3.2	Bylaws (4)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

_____________________

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 (File No. 333-54002), filed with the Securities and Exchange Commission on January 19, 2001.

(2)	Incorporated by reference to the Registrant’s Definitive Information Statement on Schedule 14C (File No. 000-52273), filed with the Securities and Exchange Commission on November 17, 2010.

(3)	Filed and incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 000-52273), as filed with the Securities and Exchange Commission on August 14, 2015.

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-52273), filed with the Securities and Exchange Commission on June 24, 2016.

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

EASON EDUCATION KINGDOM HOLDINGS, INC.
(Name of Registrant)

Date: November 23, 2016	By:	/s/ Law Wai Fan
	Name:	Law Wai Fan
	Title:	Chief Executive Officer (principal executive officer)

Date: November 23, 2016	By:	/s/ Cheng Kin Ning, Kenny
	Name:	Cheng Kin Ning, Kenny
	Title:	Chief Financial Officer (principal accounting officer and principal financial officer)

EXHIBIT INDEX

Number	Description

3.1.1	Articles of Incorporation, dated July 1, 1999 (1)
3.1.2	Amended and Restated Articles of Incorporation, dated December 9, 2010 (2)
3.1.3	Certificate of Amendment dated August 10, 2015 (3)
3.2	Bylaws (4)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

_____________________

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 (File No. 333-54002), filed with the Securities and Exchange Commission on January 19, 2001.

(2)	Incorporated by reference to the Registrant’s Definitive Information Statement on Schedule 14C (File No. 000-52273), filed with the Securities and Exchange Commission on November 17, 2010.

(3)	Filed and incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 000-52273), as filed with the Securities and Exchange Commission on August 14, 2015.

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-52273), filed with the Securities and Exchange Commission on June 24, 2016.

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

