Form 10-K
period 2016-12-31
Eason Education Kingdom Holdings, Inc.
filed 2017-03-30
CIK 1132509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

At June 30, 2016, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $56,130,408. At March 29, 2017, there were 310,868,500 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

EASON EDUCATION KINGDOM HOLDINGS, INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of Eason Education Kingdom Holdings, Inc., a Nevada corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: (i) commercialization of our technology and products, (ii) development and protection of our intellectual property, (iii) the Company’s need for and ability to obtain additional financing, (iv) industry competition, (v) the exercise of the control over us by Chu Kin Hon, the Company’s sole director and majority shareholder, (vi) other factors over which we have little or no control; and (vii) other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

Our management has included projections and estimates in this Form 10-K, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I

ITEM 1. BUSINESS

DESCRIPTION OF BUSINESS

DESCRIPTION OF BUSINESS

Our Corporate History and Background

Eason Education Kingdom Holdings, Inc. was incorporated on July 1, 1999, under the laws of the State of Nevada, under the name “Han Logistics, Inc.” We changed our name to “Eason Education Kingdom Holdings, Inc.” on August 6, 2015. From our formation on July 1, 1999 until December 1, 2015, we were engaged in the business of namely the development, marketing and delivering of logistical analysis, problem solving and other logistics services and general business services. Amee Han Lombardi served as President, Secretary, Treasurer and a director from July 1, 1999 until her resignation on February 13, 2015. Michael Vardakis served as a director from April 19, 2012 until his resignation on February 13, 2015. On February 13, 2015, Kin Hon Chu was appointed a director, Law Wai Fan was appointed Chief Executive Officer, Cheng Kin Ning was appointed Chief Financial Officer, and Marie Huen Lai Chun was appointed Chief Operating Officer. Our business offices are currently located at Millennium City 1, No. 388 Kwun Tong Road, Kwun Tong, Kowloon, Hong Kong.

The Company does not have any current plans, arrangements, discussions or intentions, whether written or oral, to engage in a merger or acquisition with an identified or unidentified company or person to be used as a vehicle for a private company to become a reporting company.

We are not a blank check registrant as that term is defined in Rule 419(a)(2) of Regulation C of the Securities Act of 1933, since we have a specific business plan or purpose. We have not had preliminary contact or discussions with, nor do we have any present plans, proposals, arrangements or understandings with, any representatives of the owners of any business or company regarding the possibility of an acquisition or merger following this offering.

We are a development stage company and currently have no revenues or significant assets. At December 31, 2016, our total current assets were $198,452 and our total current liabilities were $20,000. Our net loss for the fiscal year ended December 31, 2016 was $52,664.

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

Private Placement

On October 8, 2015, we closed an offering wherein we offered and sold an aggregate of 300,500,000 shares of common stock to 10 offerees, at a purchase price of $0.001 per share, for aggregate proceeds of $300,500. Our sole director, Chu Kin Hon, participated in the offering and purchased 200,000,000 of the 300,500,000 shares offered, on the same terms and conditions as offered to the other investors, for an aggregate purchase price of $200,000. In making the offer and sale of the shares of common stock, the Company relied upon the exclusion from registration under the Securities Act of 1933, as amended (the “Securities Act”), afforded by Rule 903(b)(3) of Regulation S, promulgated pursuant to the Securities Act, as a transaction where the offering was made to non-U.S. persons, offshore of the U.S., with no directed selling efforts in the U.S., and where offering restrictions were implemented. No finders fees or commissions were paid in connection with the offering. We expect to use the proceeds of the offering to establish our education centers located in the Xian province of China.

Education Systems in China

The central government in the Peoples Republic of China (the “PRC”), through the Ministry of Education, manages education in the PRC at a macro level, and is responsible for carrying out related laws, regulations, guidelines and policies of the central government; planning development of the education sector; integrating and coordinating educational initiatives and programs nationwide; maneuvering and guiding education reform countrywide. To a large degree, the provincial governments are left to implement basic education through development of teaching plans to supplement the required coursework from the central Ministry of Education and the funding of basic education in poorer areas. Provincial level governments have the main responsibilities for implementing basic education on a day-to-day basis.

The PRC provides the following forms of academic education:

Type of Education	Age
Pre-kindergarten	0-3
Kindergarten	4-6
Primary education	6-12
Junior secondary education	12-15
Senior secondary education	16-18
Higher education	9 and above
Vocational education	12 and above
Adult education	18 and above
Special education

Under China’s Compulsory Education Law, nine years of education (grades 1 through 9) is compulsory and provincial and local governments are required to take the necessary steps to ensure that all students receive at least the required nine years of education. Primary education generally is six years (grades 1 through 6), junior middle school is three years (grades 7-9), and senior middle school is three years (grades 10-12). Children generally begin primary school at the age of six.

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

On March 5, 2014, the second session of the 12th National People’s Congress concluded that the PRC government will set education as a strategic priority with a focus to promote equitable education development, with continued increment of educational resource investments. We believe that the government is expected to deepen the comprehensive reform of the education, to actively reform the examination and enrollment system, encourage the development of private schools and accelerate the construction of a modern employment-oriented vocational education system.

Data released from the report of Ministry of Education entitled The Central and Local Budgets Report for 2015 in June 2014 show that China has been steadily increasing its spending to support its educational priorities. The gross domestic education expenditure of the PRC in 2014 was RMB 410.19 billion, representing an increase of 8.2% from the prior year’s budget. According to the Ministry of Education, China’s spending on preschool education in 2012 reached 74.8 billion yuan (11.9 billion U.S. dollars), showing an average annual increase of 49% each year from the 13.3 billion yuan spent in 2008. The report noted that the ratio of government spending on preschool education as compared to all educational investment increased at a higher rate than spending related to high school, college and vocational education. The Ministry stated that the heightened support focuses on providing preschool teaching for children from impoverished families, those in underdeveloped rural areas as well as the children of migrant workers in cities. The Ministry of Education further stated that the government intends to expand coverage of government sponsored kindergartens as well as private charitable kindergartens as a key measure to strengthen preschool education.

Kindergartens can be operated by government bodies and private operators. According to a report titled “Education in China” issued by KPMG in October 2010, about 134,000 kindergartens operated in China in 2008, of which 61% were run privately. According to the Ministry of Education, the number of public kindergartens shrank from 60,854 to 50,603 while the number of registered private kindergartens jumped from 55,536 to 83,119 from 2003 to 2008. During the same period, enrollment at public kindergartens decreased from 15.2 million to 14.9 million, while enrollment at private kindergartens increased from 4.8 million to 9.8 million. In 2008, the average national gross enrollment rate of kindergarten education was 44.6 (55.6% for urban areas and 35.6% for rural areas). The national plan has set the long-term target at 83.5% by 2020.

According to the 2015 Credit Suisse Emerging Consumer Survey, Chinese consumers devote 5% of their monthly spending to educational expenses. Due to the one child policy, we believe that many parents are willing to invest in their child’s early education in order to gain advantage from the start. We believe that this presents great market demand for quality, private preschool facilities such as our education centers.

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

In designing and operating our education centers, we expect to be guided by the early years formation stage (“EYFS”) guidelines published by the Department for Education of the United Kingdom in September 2014, or the EYFS, which set forth standards for the learning and development of children from birth to five and for safeguarding children and promoting their welfare. The EYFS learning and development requirements cover:

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

We expect to implement ongoing assessments of a child’s progress at our playgroup and art centers. Not only will assessment be important in recognizing a child’s progress and understanding the child’s needs, we expect the results of such assessments to impact the activities planned and support provided to each child by us.

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

We are in the process of obtaining relevant approvals to operate kindergarten classes at our Xian location. We expect to begin offering kindergarten classes by the third calendar quarter of 2017. We expect to offer four kindergarten classes and have approximately 100 students by the end of 2017. By the end of 2018, we hope to offer 6-7 kindergarten classes with approximately 200 enrolled students. We expect our kindergartens to achieve profitability after three to four years of operations.

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

We are subject to all of the risks inherent in a pre-revenue educational company. We hope to enroll approximately 100 art and playgroup center students by the third calendar quarter of 2017 and have our art and playgroup centers achieve profitability by after twelve months of operation. By the end of 2018, we hope to offer 6-7 kindergarten classes with approximately 200 enrolled students and have our kindergartens achieve profitability after three to four years of operations.

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

Education Law of the PRC

On March 18, 1995, the National People’s Congress enacted the Education Law of the PRC, or the Education Law. The Education Law sets forth provisions relating to the fundamental education systems of the PRC, including a school system of pre-school education, primary education, secondary education and higher education, a system of nine-year compulsory education and a system of education certificates. The Education Law stipulates that the government should formulate plans for the development of education and establish and operate schools and other institutions of education, and that in principle, enterprises, social organizations and individuals are encouraged to operate schools and other types of educational organizations in accordance with PRC laws and regulations. However, no organization or individual may establish or operate a school or any other institution of education for profit-making purposes, though private schools may be operated for “reasonable returns,” as described in more detail below.

The Law for Promoting Private Education (2003) and the Implementation Rules for the Law for Promoting Private Education (2004)

The Law for Promoting Private Education became effective on September 1, 2003 and was amended on June 29, 2013, and the Implementation Rules for the Law for Promoting Private Education became effective on April 1, 2004. Under these regulations, “private schools” are defined as schools established by social organizations or individuals using non-government funds. In addition, private schools providing certifications, pre-school education, education for self-study aid and other academic education shall be subject to approval by the education authorities, while private schools engaging in occupational qualification training and occupational skill training shall be subject to approvals from the authorities in charge of labor and social welfare. A duly approved private school will be granted a Permit for Operating a Private School, and shall be registered with the Ministry of Civil Affairs or its local counterparts as a privately run non-enterprise institution. Each of our schools has obtained the Permit for Operating a Private School and has been registered with the relevant local counterpart of the Ministry of Civil Affairs.

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

Private education is treated as a public welfare undertaking under the regulations. Nonetheless, investors of a private school may choose to require “reasonable returns” from the annual net balance of the school after deduction of costs, donations received, government subsidies, if any, the reserved development fund and other expenses as required by the regulations. Private schools are divided into three categories: private schools established with donated funds; private schools that require reasonable returns and private schools that do not require reasonable returns.

The election to establish a private school requiring reasonable returns shall be provided in the articles of association of the school. The percentage of the school’s annual net balance that can be distributed as reasonable return shall be determined by the school’s board of directors, taking into consideration the following factors: (1) items and criteria for the school’s fees, (2) the ratio of the school’s expenses used for educational activities and improving the educational conditions to the total fees collected, and (3) the admission standards and educational quality. The relevant information relating to the above factors shall be publicly disclosed before the school’s board determines the percentage of the school’s annual net balance that can be distributed as reasonable returns. Such information and the decision to distribute reasonable returns shall also be filed with the approval authorities within 15 days from the decision made by the board. However, none of the current PRC laws and regulations provides a formula or guidelines for determining “reasonable returns.” In addition, none of the current PRC laws and regulations sets forth different requirements or restrictions on a private school’s ability to operate its education business based on such school’s status as a school that requires reasonable returns or a school that does not require reasonable returns.

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

Laws Pertaining to the Management of Kindergartens

To enhance the management and guidance of kindergartens, the state has formulated a serious of regulations including “Regulations on The Management of Kindergartens” and the “Regulations on Kindergarten Work” placing the management of kindergartens on scientifically sound and institutionalized basis. The state has also formulated regulations and rules concerning the qualification of kindergarten teachers and the assessment of their performance.

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

We rely on trade secrets and unpatentable know-how that we seek to protect, in part, by confidentiality agreements. We expect that, where applicable, we will require our employees to execute confidentiality agreements upon the commencement of employment with us. We expect these agreements to provide that all confidential information developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific limited circumstances. The agreements will also provide that all inventions conceived by the individual while rendering services to us shall be assigned to us as the exclusive property of our company. There can be no assurance, however, that all persons who we desire to sign such agreements will sign, or if they do, that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets or unpatentable know-how will not otherwise become known or be independently developed by competitors.

Employees

Our officers and sole director are non-employee officers and directors of the Company; we have no employees as of December 31, 2016.

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

Research and Development Expenditures

For the year ended December 31, 2016, we incurred no research or development expenditures.

Bankruptcy or Similar Proceedings

We have never been subject to bankruptcy, receivership or any similar proceeding.

ITEM 1A. RISK FACTORS

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

The Company has unresolved comments from a letter from the staff of the Securities Exchange Commission to the Company, dated February 13, 2017, regarding Amendment No. 2 to the Company’s Registration Statement on Form S-1, dated February 2, 2017. All three of the comments relate to financial statements of the Company. The Company expects to respond to such comments promptly after this filing of this Annual Report on Form 10-K.

ITEM 2. PROPERTIES

We currently do not own any physical property or real property. Our executive offices are located at Unit 19, 35/F., Tower 1, Millennium City 1, No. 388 Kwun Tong Road, Kwun Tong, Kowloon, Hong Kong. We believe that this space is adequate for our present operations.

ITEM 3. LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since August 27, 2015, the OTCQB and/or OTCPink tier of the OTC Markets Group Inc., under the stock symbol “EKKH.” Between February 1, 2011, and August 26, 2015, our shares of common stock were quoted on the OTC Bulletin Board and the OTCQB, under the stock symbol “HANO”. The following table shows the reported high and low closing bid prices per share for our common stock based on information provided by the OTCQB. The over-the-counter market quotations set forth for our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Common Stock Bid Price
Financial Quarter Ended	High ($)	Low ($)

December 31, 2016	1.00	1.00
September 30, 2016	1.00	0.40
June 30, 2016	0.55	0.40
March 31, 2016	1.10	0.55
December 31, 2015	1.02	0.52
September 30, 2015	0.76	0.40
June 30, 2015	1.25	0.12
March 31, 2015	5.25	0.35

HOLDERS

As of March 25, 2017, there were 310,868,500 shares of common stock issued and outstanding (excluding shares of common stock issuable upon conversion or conversion into shares of common stock of all of our currently outstanding Series A Preferred Stock and exercise of our warrants) held by approximately 69 stockholders of record. We believe that we have more than 72 beneficial holders of our common stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

There are no unreported sales of equity securities at December 31, 2016.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We have not established any compensation plans under which equity securities are authorized for issuance.

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2016.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report.

Our auditor’s report regarding our December 31, 2016, financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business.

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

12-MONTH PLAN OF OPERATION

We are a development stage corporation and have not yet generated or realized any revenues from our business. We are involved in the child education business in China. During the 12 months following the date of the filing of the Annual Report on Form 10-K, we will be focused on making our preliminary Registration Statement on Form S-1 (the “Form S-1”), currently not effective, effective and publicly selling shares being offered thereunder in order to raise $750,000 of funds to expand our business. We have no assurance that future financing will materialize. If that financing is not available, we may be unable to continue. Management believes that if the public offering of 1,875,000 shares under the Form S-1 is successful, we will be able to generate sales revenue within the following twelve months thereof. However, if such public financing is not available, we could fail to satisfy our future cash requirements.

If we are unsuccessful in raising the additional proceeds through the public offering under this prospectus. we will then have to seek additional funds through a private placement offering or debt financing, which would be highly difficult for a new development stage company to secure. Therefore, the Company is highly dependent upon the success of the anticipated public offering under this prospectus and failure thereof would result in the Company having to seek capital from other sources such as debt financing, which may not even be available to the Company. However, if such financing were available, because we are a development stage company with no operations to date, it would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If we cannot raise additional proceeds via a private placement of its common stock or secure debt financing it would be required to cease business operations. As a result, investors in our common stock would lose all of their investment.

The Company believes it can satisfy its cash requirements through the fiscal year ending December 31, 2017, from its current cash. However, if we fail to complete the offering, even at the minimum subscription level, we may have to cease our operations. As of December 31, 2016, we had a working capital of $196,452.

Results of Operations

For the years ended December 31, 2016 and 2015

We did not earn revenues for the years ended December 31, 2016 and 2015.

For the year ended December 31, 2016, we incurred total operating expenses of $52,664, consisting solely of general and administrative expenses, comprising professional fees and filing expenses.

For the year ended December 31, 2015, we incurred total operating expenses of $69,384, consisting solely of general and administrative expenses, comprising professional fees and filing expense.

For the year ended December 31, 2016, 23 had no other income or expenses and the net loss was $52,664. For the year ended December 31, 2015, we had other income of $236,959 and net profits of $167,575, solely as a result of a release of claims related to liabilities of $236,959. By comparison, for the year ended December 31, 2016, we incurred a net loss of $52,664, for the year ended December 31, 2015 the operating loss of $69,384 turned around as net income $167,575 because of the $236,959 claim release.

For the year ended December 31, 2016, net loss was $52,664, or $0.0001 loss per share. By way of comparison, for the year ended December 31, 2015, our net income was $167,575, or $0.0021 earnings per share.

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

Liquidity and Capital Resources

At December 31, 2016, we had no cash balance, and net working capital of $178,452. Such cash amount was not sufficient to commence our 12-month plan of operation. We will need to raise funds to commence our 12-month plan of operation and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock. If we are successful in completing equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our 12-month plan of operation and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our 12-month plan of operation and our business will fail.

Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company currently has cash held in a trust account held by the Company’s legal counsel.

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

The fair value of the Company’s debt as of December 31, 2016 and 2015 approximated fair value at those times.

Fair value of financial instruments: The carrying amounts of financial instruments, including cash, accounts payable, and accrued expenses approximated fair value as of December 31, 2016 and 2015 because of the relative short term nature of these instruments.

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

Income Taxes

The Company accounts for income taxes under an asset and liability approach. This process involves calculating the temporary and permanent differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The temporary differences result in deferred tax assets and liabilities, which would be recorded on the Company’s balance sheets in accordance with ASC 740, Income Taxes, which established financial accounting and reporting standards for the effect of income taxes. The Company must assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent the Company believes that recovery is not likely, the Company must establish a valuation allowance. Changes in the Company’s valuation allowance in a period are recorded through the income tax provision on the statements of operations.

The Company records interest and penalties arising from the underpayment of income taxes in the statement of income under general and administrative expenses. As of December 31, 2016 and 2015, the Company had no accrued interest or penalties related to uncertain tax positions. The company also did not have any uncertain tax benefits during these years. The tax years 2015, 2014 and 2013 remain open to examination.

Earnings (Loss) per Share

The Company is required to provide basic and dilutive earnings (loss) per common share information.

The basic net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding.

Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities.

For the year ended December 31, 2016 and 2015, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Recent Accounting Pronouncements

The FASB has issued Accounting Standards Update (ASU) No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance is intended to improve the recognition and measurement of financial instruments. The ASU affects public and private companies, not-for-profit organizations, and employee benefit plans that hold financial assets or owe financial liabilities.

The new guidance makes targeted improvements to existing U.S. GAAP by:

-	Requiring equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income;

-	Requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes;

-	Requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements;

-	Eliminating the requirement to disclose the fair value of financial instruments measured at amortized cost for organizations that are not public business entities;

-	Eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; and

-	Requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.

The new guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For private companies, not-for-profit organizations, and employee benefit plans, the new guidance becomes effective for fiscal years beginning after December 15, 2018, and for interim periods within fiscal years beginning after December 15, 2019.

The new guidance permits early adoption of the own credit provision. In addition, the new guidance permits early adoption of the provision that exempts private companies and not-for-profit organizations from having to disclose fair value information about financial instruments measured at amortized cost.

The FASB has issued Accounting Standards Update No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. This prohibition on recognition is an exception to the principle of comprehensive recognition of current and deferred income taxes in GAAP.

The amendments require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments eliminate the exception for an intra-entity transfer of an asset other than inventory. Two common examples of assets included in the scope of the amendments are intellectual property and property, plant, and equipment.

The amendments do not include new disclosure requirements; however, existing disclosure requirements might be applicable when accounting for the current and deferred income taxes for an intra-entity transfer of an asset other than inventory.

The amendments align the recognition of income tax consequences for intra-entity transfers of assets other than inventory with International Financial Reporting Standards. IAS 12, Income Taxes, requires recognition of current and deferred income taxes resulting from an intra-entity transfer of any asset (including inventory) when the transfer occurs.

The amendments are effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. For all other entities, the amendments are effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual periods beginning after December 15, 2019. Early adoption is permitted for all entities in the first interim period if an entity issues interim financial statements.

The amendments should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption.

The FASB has issued Accounting Standards Update No. 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control. The amendments affect reporting entities that are required to evaluate whether they should consolidate a variable interest entity in certain situations involving entities under common control. Specifically, the amendments change the evaluation of whether a reporting entity is the primary beneficiary of a variable interest entity by changing how a reporting entity that is a single decision maker of a variable interest entity treats indirect interests in the entity held through related parties that are under common control with the reporting entity.

The amendments do not change the characteristics of a primary beneficiary in current GAAP. A primary beneficiary of a variable interest entity has both of the following characteristics: (1) the power to direct the activities of a variable interest entity that most significantly impact the variable interest entity’s economic performance; and (2) the obligation to absorb losses of the variable interest entity that could potentially be significant to the variable interest entity or the right to receive benefits from the variable interest entity that could potentially be significant to the variable interest entity.

If a reporting entity satisfies the first characteristic of a primary beneficiary (such that it is the single decision maker of a variable interest entity), the amendments require that reporting entity, in determining whether it satisfies the second characteristic of a primary beneficiary, to include all of its direct variable interests in a variable interest entity and, on a proportionate basis, its indirect variable interests in a variable interest entity held through related parties, including related parties that are under common control with the reporting entity. That is, under the amendments, a single decision maker is not required to consider indirect interests held through related parties that are under common control with the single decision maker to be the equivalent of direct interests in their entirety. Instead, a single decision maker is required to include those interests on a proportionate basis consistent with indirect interests held through other related parties.

If, after performing that assessment, a reporting entity that is the single decision maker of a variable interest entity concludes that it does not have the characteristics of a primary beneficiary, the amendments continue to require that reporting entity to evaluate whether it and one or more of its related parties under common control, as a group, have the characteristics of a primary beneficiary. If the single decision maker and its related parties that are under common control, as a group, have the characteristics of a primary beneficiary, then the party within the related party group that is most closely associated with the variable interest entity is the primary beneficiary.

The amendments are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. Early adoption is permitted.

The FASB has issued Accounting Standards Update (ASU) No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The amendments apply to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows. The amendments address diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows.

The amendments require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments do not provide a definition of restricted cash or restricted cash equivalents.

The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted. The amendments should be applied using a retrospective transition method to each period presented.

The FASB has issued Accounting Standards Update (ASU) No. 2016-19, Technical Corrections and Improvements. The amendments cover a wide range of Topics in the Accounting Standards Codification. The amendments generally fall into one of the types of categories listed below.

•	Amendments related to differences between original guidance (e.g., FASB Statements, EITF Issues, etc.) and the Codification. These amendments principally carry forward pre-Codification guidance or subsequent amendments into the Codification. Many times, either the writing style or phrasing of the original guidance did not directly translate into the Codification format and style. As a result, the meaning of the guidance might have been unintentionally altered. Alternatively, amendments in this category may relate to guidance that was codified without some text, reference, or phrasing that, upon review, was deemed important to the guidance.

SUBSEQUENT EVENTS

None.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 8. FINANCIAL STATEMENTS

Eason Education Kingdom Holdings, Inc.

Report of Independent Registered Public Accounting Firm

To: The board of directors and stockholders of

Eason Education Kingdom Holdings, Inc.

We have audited the accompanying balance sheets of Eason Education Holdings, Inc. (Formerly known as Han Logistic, Inc.) (“the Company”) as of December 31, 2016 and 2015 and the related statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 included in the Company’s Item 9A “Controls and Procedures” in the Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eason Education Kingdom Holdings, Inc. as of December 31, 2016 and 2015 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a significant accumulated deficits and negative working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ CENTURION ZD CPA LIMITED

Certified Public Accountants

March 29, 2017

Hong Kong SAR

EASON EDUCATION KINGDOM HOLDINGS, INC.

BALANCE SHEETS

December 31, 2016 and 2015

	December 31,	December 31,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash	$-	$1,894
Escrow accounts hold by director	-	300,500
Prepaid expenses	20,000	10,000
Escrow account hold by attorney	178,452	-
Total Current Assets	198,452	312,394

TOTAL ASSETS	$198,452	$312,294

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$-	$-
Accounts payable - Related party	-	-
Accrued interest	-	-
Accrued interest - Related parties	-	-
Accrued liabilities	20,000	14,520
Amount due to shareholder	-	66,758
Notes payable	-	-
Notes payable - Related parties	-	-

Total Current Liabilities	20,000	81,278

STOCKHOLDERS’ EQUITY:
Preferred stock, Class A Preferred Stock; $0.001 par value 175,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized; 2016: 310,868,500 (2015: 310,868,500) shares issued and outstanding	310,869	310,869
Additional paid-in capital	413,349	413,349
Accumulated deficit	(545,766)	(493,102)

Total Stockholders’ Equity	178,452	231,116

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$198,452	$312,394

The accompanying notes are an integral part of these financial statements.

EASON EDUCATION KINGDOM HOLDINGS, INC.

STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31,	December 31,
	2016	2015

Revenues	$-	$-

Gross Revenues	-	-

Operating Expenses
General and administrative expenses	52,664	69,384

Total Operating Expenses	52,664	69,384

Loss from Operations	(52,664)	(69,384)

Other Income (Expense)
Gain on release of liabilities	-	236,959
Interest (expense)	-	-
Interest (expense) - Related Parties	-	-

Total Other Income/(Expense)	-	236,959

Profit/(loss) before Income Taxes	(52,664)	167,575

Provision for Income Taxes	-	-

Net Profits/(Loss)	$(52,664)	$167,575

Earnings (Loss) per Share Basic and Diluted	$(0.0001)	$0.0021

Weighted Average Shares Outstanding Basic and Diluted	310,868,500	80,347,952

The accompanying notes are an integral part of these financial statements.

EASON EDUCATION KINGDOM HOLDINGS, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

YEARS ENDED DECEMBER 31, 2016 AND 2015

	Capital Stock	Paid-in	Additional Accumulated	Accumulated
	Shares	Amount	Capital	Deficits	Net Deficit
BALANCE, December 31, 2013	10,368,500	10,369	110,533	(572,014)	(451,112)
Net loss for the year ended December 31, 2014	-	-	-	(88,663)	(88,663)
BALANCE, December 31, 2014	10,368,500	10,369	110,533	(660,677)	(539,775)
Shares issued	300,500,000	300,500	-	-	300,500
Debt settlement on ownership change	-	-	302,816	-	302,816
Net loss for the year ended December 31, 2015	-	-	-	167,575	167,575
BALANCE, December 31, 2015	310,868,500	$310,869	$413,349	$(493,102)	$231,116

Net loss for the year ended December 31, 2016	-	-	-	(52,664)	(52,664)
BALANCE, December 31, 2016	310,868,500	$310,869	$413,349	$(544,766)	$178,452

The accompanying notes are an integral part of these financial statements.

EASON EDUCATION KINGDOM HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	Year Ended	Year Ended
	December 31,	December 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net profits (loss) from operations	$(52,664)	$167,575
Changes in assets and liabilities:
Increase in prepaid expenses	(10,000)	(10,000)
Increase in accrued liabilities	5,480	14,520
Decrease in accounts payable	-	(245,957)
Decrease in accrued expenses	-	(100,289)
Increase in escrow account hold by attorney	(178,452)	-
Net cash (used in) operating activities	(235,636)	(174,151)

CASH FLOWS FROM FINANCING ACTIVITIES:
Procced from debt settlement	-	302,816
Escrow accounts hold by director	300,500	(300,500)
Amount due to shareholder	(66,758)	66,758
Decrease in notes payable	-	(23,000)
Decrease in notes payable-related parties	-	(170,529)
Proceed from common stock issuance	-	300,500

Net cash provided by financing activities	233,742	176,045

Net increase/(decrease) in cash	(1,894)	1,894

CASH AT BEGINNING OF THE YEAR	1,894	-

CASH AT END OF THE YEAR	$-	$1,894

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for income taxes	$-	$-

Cash paid for interest expense	$-	$-

The accompanying notes are an integral part of these financial statements.

EASON EDUCATION KINGDOM HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 1 – ORGANIZATION, HISTORY AND BUSINESS ACTIVITY

Eason Education Kingdom Holdings, Inc. (formerly known as Han Logistics, Inc.) (the “Company”) was incorporated under the law of the State of Nevada on July 1, 1999. The Company organized to engage in the business of namely the development, marketing and delivering of logistical analysis, problem solving and other logistics services and general business services. The Company is currently seeking any business opportunities.

On February 12, 2015, Michael Vardakis, the then major shareholder, entered into a Stock Purchase Agreement with Kin Hon Chu (“New Majority Shareholder”) wherein Mr. Vardakis sold 8,813,225 shares of the Company’s common stock, representing approximately 85% of all issued and outstanding shares to Mr. Chu.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Eason Education Kingdom Holdings, Inc. is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) and have been consistently applied in the preparation of the financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company currently has cash held in a trust account held by the Company’s legal counsel.

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

The fair value of the Company’s debt as of December 31, 2016 and 2015 approximated fair value at those times.

Fair value of financial instruments: The carrying amounts of financial instruments, including cash, accounts payable, and accrued expenses approximated fair value as of December 31, 2016 and 2015 because of the relative short term nature of these instruments.

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

Income Taxes

The Company accounts for income taxes under an asset and liability approach. This process involves calculating the temporary and permanent differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The temporary differences result in deferred tax assets and liabilities, which would be recorded on the Company’s balance sheets in accordance with ASC 740, Income Taxes, which established financial accounting and reporting standards for the effect of income taxes. The Company must assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent the Company believes that recovery is not likely, the Company must establish a valuation allowance. Changes in the Company’s valuation allowance in a period are recorded through the income tax provision on the statements of operations.

The Company records interest and penalties arising from the underpayment of income taxes in the statement of income under general and administrative expenses. As of December 31, 2016 and 2015, the Company had no accrued interest or penalties related to uncertain tax positions. The company also did not have any uncertain tax benefits during these years. The tax years 2015, 2014 and 2013 remain open to examination.

Earnings (Loss) per Share

The Company is required to provide basic and dilutive earnings (loss) per common share information.

The basic net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding.

Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities.

For the year ended December 31, 2016 and 2015, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Recent Accounting Pronouncements

The FASB has issued Accounting Standards Update (ASU) No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance is intended to improve the recognition and measurement of financial instruments. The ASU affects public and private companies, not-for-profit organizations, and employee benefit plans that hold financial assets or owe financial liabilities.

The new guidance makes targeted improvements to existing U.S. GAAP by:

-	Requiring equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income;

-	Requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes;

-	Requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements;

-	Eliminating the requirement to disclose the fair value of financial instruments measured at amortized cost for organizations that are not public business entities;

-	Eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; and

-	Requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.

The new guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For private companies, not-for-profit organizations, and employee benefit plans, the new guidance becomes effective for fiscal years beginning after December 15, 2018, and for interim periods within fiscal years beginning after December 15, 2019.

The new guidance permits early adoption of the own credit provision. In addition, the new guidance permits early adoption of the provision that exempts private companies and not-for-profit organizations from having to disclose fair value information about financial instruments measured at amortized cost.

The FASB has issued Accounting Standards Update No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. This prohibition on recognition is an exception to the principle of comprehensive recognition of current and deferred income taxes in GAAP.

The amendments require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments eliminate the exception for an intra-entity transfer of an asset other than inventory. Two common examples of assets included in the scope of the amendments are intellectual property and property, plant, and equipment.

The amendments do not include new disclosure requirements; however, existing disclosure requirements might be applicable when accounting for the current and deferred income taxes for an intra-entity transfer of an asset other than inventory.

The amendments align the recognition of income tax consequences for intra-entity transfers of assets other than inventory with International Financial Reporting Standards. IAS 12, Income Taxes, requires recognition of current and deferred income taxes resulting from an intra-entity transfer of any asset (including inventory) when the transfer occurs.

The amendments are effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. For all other entities, the amendments are effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual periods beginning after December 15, 2019. Early adoption is permitted for all entities in the first interim period if an entity issues interim financial statements.

The amendments should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption.

The FASB has issued Accounting Standards Update No. 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control. The amendments affect reporting entities that are required to evaluate whether they should consolidate a variable interest entity in certain situations involving entities under common control. Specifically, the amendments change the evaluation of whether a reporting entity is the primary beneficiary of a variable interest entity by changing how a reporting entity that is a single decision maker of a variable interest entity treats indirect interests in the entity held through related parties that are under common control with the reporting entity.

The amendments do not change the characteristics of a primary beneficiary in current GAAP. A primary beneficiary of a variable interest entity has both of the following characteristics: (1) the power to direct the activities of a variable interest entity that most significantly impact the variable interest entity’s economic performance; and (2) the obligation to absorb losses of the variable interest entity that could potentially be significant to the variable interest entity or the right to receive benefits from the variable interest entity that could potentially be significant to the variable interest entity.

If a reporting entity satisfies the first characteristic of a primary beneficiary (such that it is the single decision maker of a variable interest entity), the amendments require that reporting entity, in determining whether it satisfies the second characteristic of a primary beneficiary, to include all of its direct variable interests in a variable interest entity and, on a proportionate basis, its indirect variable interests in a variable interest entity held through related parties, including related parties that are under common control with the reporting entity. That is, under the amendments, a single decision maker is not required to consider indirect interests held through related parties that are under common control with the single decision maker to be the equivalent of direct interests in their entirety. Instead, a single decision maker is required to include those interests on a proportionate basis consistent with indirect interests held through other related parties.

If, after performing that assessment, a reporting entity that is the single decision maker of a variable interest entity concludes that it does not have the characteristics of a primary beneficiary, the amendments continue to require that reporting entity to evaluate whether it and one or more of its related parties under common control, as a group, have the characteristics of a primary beneficiary. If the single decision maker and its related parties that are under common control, as a group, have the characteristics of a primary beneficiary, then the party within the related party group that is most closely associated with the variable interest entity is the primary beneficiary.

The amendments are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. Early adoption is permitted.

The FASB has issued Accounting Standards Update (ASU) No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The amendments apply to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows. The amendments address diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows.

The amendments require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments do not provide a definition of restricted cash or restricted cash equivalents.

The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted. The amendments should be applied using a retrospective transition method to each period presented.

The FASB has issued Accounting Standards Update (ASU) No. 2016-19, Technical Corrections and Improvements. The amendments cover a wide range of Topics in the Accounting Standards Codification. The amendments generally fall into one of the types of categories listed below.

•	Amendments related to differences between original guidance (e.g., FASB Statements, EITF Issues, etc.) and the Codification. These amendments principally carry forward pre-Codification guidance or subsequent amendments into the Codification. Many times, either the writing style or phrasing of the original guidance did not directly translate into the Codification format and style. As a result, the meaning of the guidance might have been unintentionally altered. Alternatively, amendments in this category may relate to guidance that was codified without some text, reference, or phrasing that, upon review, was deemed important to the guidance.

NOTE 3 – GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $52,664 (from operations) for the year ended December 31, 2016 and an accumulated deficit of $545,766. It also sustained operating losses in prior years as well. These factors raise substantial doubt as to its ability to remain a going concern and obtain debt and/or equity financing and achieve profitable operations.

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

2015:	Balance	Rate	Tax
Federal loss carryforward	$452,503	34%	$153,851
Valuation allowance			(153,851)
Deferred tax asset			$-

2016:	Balance	Rate	Tax
Federal loss carryforward	$505,167	34%	$171,757
Valuation allowance			(171,757)
Deferred tax asset			$-

A reconciliation between expected and actual tax liability is presented below.

	2016	2015
Expected (Benefit) – Federal rate 34%	$(17,906)	$56,976

Effect of:
Valuation allowance	17,906	(56,976)
Total Actual Provision	$-	$-

As of December 31, 2016, the Company has provided tax losses of $505,167 (2015: $452,503). Deferred tax asset is not provided for as the tax losses may not be able to carry forward after a change in substantial ownership of the Company in February 2015.

NOTE 5 – COMMON STOCK

As of December 31, 2016 and 2015, the Company authorized two classes of stock; 500,000,000 shares of common stock at par value of $0.001 and 175,000,000 Class A preferred stock at par value of $0.001. There are 310,868,500 in December 2016 and 310,868,500 in December 2015 common shares issued and outstanding. None of the Class A preferred stock is issued. During October 2015, the Company issued 300,500,000 share of common stock for a consideration of $300,500 in cash.

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

NOTE 8 – RELEASE OF LIABILITIES

On February 12, 2015, Michael Vardakis (“Then Majority Shareholder”) entered into a Stock Purchase Agreement with Kin Hon Chu (“New Majority Shareholder”) wherein Mr. Vardakis sold 8,813,225 shares of the Company’s common stock, representing approximately 85% of all issued and outstanding shares to Mr. Chu. Mr. Chu paid $4,406.61 to Michael Vardakis for this control block of shares and also directly paid off all of the existing liabilities of the Company. Accordingly, certain liabilities of $236,959 in the aggregate, including those notes payable as disclosed in note 6 and note 7, were released by the creditors as a result of the change.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal year ended December 31, 2016, we carried out an evaluation, under the supervision and with the participation of members of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Our CEO and our CFO have concluded, based on their evaluation, that as of December 31, 2016, our disclosure controls and procedures were not effective at the end of the fiscal year to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit with the SEC under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Our management assessed our internal control over financial reporting based on the 2013 version of the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this assessment, our management concluded that our internal control over financial reporting was not effective as of December 31, 2016 based on such criteria. Deficiencies existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a majority of independent members and a lack of a majority of outside directors on our Board, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (ii) inadequate segregation of duties consistent with control objectives. Management believes that the lack of a majority of outside directors on our Board results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Auditor’s Report on Internal Control over Financial Reporting

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Controls over Financial Reporting

In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of Section 404 of the Sarbanes-Oxley Act, we continue to review, test, and improve the effectiveness of our internal controls. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter and since the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective age’s as of December 31, 2016 are as follows:

Name	Age	Positions

Chu Kin Hon	29	Director
Law Wai Fan	30	Chief Executive Officer
Cheng Kin Ning	32	Chief Financial Officer
Marie Huen Lai Chun	30	Chief Operating Officer

Chu Kin Hon, age 29

Director

Chu Kin Hon has served as a director of the Company since February 13, 2015. He received his Bachelor of Arts degree in Marketing and Management from the University of Hull. Since 2012, he has been the General Manager of Foshan Eason Investment Management Company Limited, a company that specializes in financial services, property investment, and education services. From 2010 to 2012, he was the General Manager of Wharton Success Investment Management Company Limited. From 2008 to 2010, he was an Account Manager at Emperor Financial Services Group. From 2005 to 2007, he was a freelance Analyst for an investment company. Mr. Chu’s background in marketing and management led to our conclusion that he should serve as a director in light of our business and structure.

Law Wai Fan, age 30

Chief Executive Officer

Law Wai Fan has served as the Chief Executive Officer of the Company since February 13, 2015. She received her Master of Social Sciences degree in Social Work from Hong Kong Baptist University in 2011. Prior to that, in 2009, she received her Bachelor of Social Sciences degree in Counseling and Psychology, with honors. She is a Registered Counselor with the Asian Professional Counseling Association, is a Practitioner of Projective Drawing Art in Assessment with the Unleashing Mind Professional Counseling Academy, and is a Registered Social Worker. Since 2012, she has been a Social Worker and Case Worker at the Christian Family Services Centre’s Centre for Adolescent Mental Health Prevention and Intervention. From 2011 to 2012, she was a Social Worker at New Life Psychiatric Rehabilitation Association’s Chuk Yuen Halfway House. From 2009 to 2011 she was a Counselor at Wesley College. Ms. Law’s background in social sciences led to our conclusion that he should serve as a director in light of our business and structure.

Cheng Kin Ning, age 32

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

Marie Huen Lai Chun, age 30

Chief Operating Officer

Marie Huen Lai Chun has served as the Chief Operating Officer of the Company since February 13, 2015. Since 2013, she has been the Event and PR Manager at the Alchemist CafeBistro Ltd. From 2012 to 2013, she was a Project Consultant and Owner of Thus Productions and was a freelance fashion stylist. From 2010 to 2012, she was a Fashion Executive with the Hong Kong Trade Development Council. From 2009 to 2010, she was the Store Manager of Cotton On Hong Kong.

TERM OF OFFICE

All directors hold office until the next annual meeting of the stockholders of the Company and until their successors have been duly elected and qualified. The Company’s Bylaws provide that the Board of Directors will consist of no less than three members. Officers are elected by and serve at the discretion of the Board of Directors.

DIRECTOR INDEPENDENCE

Our board of directors is currently composed of one member, who does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past ten years.

SIGNIFICANT EMPLOYEES AND CONSULTANTS

As of December 31, 2016, the Company has no significant employees.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based on our review of filings made on the SEC website, and the fact of us not receiving certain forms or written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2016, none of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our President and all other executive officers (collectively, the “Named Executive Officers”) in the fiscal years ended December 31, 2016 and 2015:

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our Officers for all services rendered in all capacities to us for the fiscal periods indicated.

						Non-Equity
						Incentive	Nonqualified
Name and				Stock	Option	Plan	Deferred	All Other
Principal Position	Year	Salary ($)	Bonus ($)	Awards ($)	Awards ($)	Compensation ($)	Compensation ($)	Compensation ($)	Total ($)
Amee Han	2016	0	0	0	0	0	0	0	0
Lombardi (1)	2015	0	0	0	0	0	0	0	0

Michael	2016	0	0	0	0	0	0	0	0
Vardakis (2)	2015	0	0	0	0	0	0	0	0

Law Wai	2016	0	0	0	0	0	0	0	0
Fan (3)	2015	0	0	0	0	0	0	0	0

Cheng Kin	2016	0	0	0	0	0	0	0	0
Ning (4)	2015	0	0	0	0	0	0	0	0

Marie Huen	2016	0	0	0	0	0	0	0	0
Lai Chun (5)	2015	0	0	0	0	0	0	0	0

_____________

(1)	Appointed President, Secretary, Treasurer and director in January 1999, and resigned from all such offices and position on February 13, 2015.
(2)	Appointed director in January 2005, and resigned from such position February 13, 2015.
(3)	Appointed Chief Executive Officer on February 13, 2015.
(4)	Appointed Chief Financial Officer on February 13, 2015.
(5)	Appointed Chief Operating Officer on February 13, 2015.

Option Exercises and Fiscal Year-End Option Value Table.

There were no stock options exercised by the named executive officers as of the end of the fiscal period ended December 31, 2016.

Long-Term Incentive Plans and Awards

There were no awards made to a named executive officer, under any long-term incentive plan, as of the end of the fiscal period ended December 31, 2016.

We currently do not pay any compensation to our directors serving on our board of directors.

STOCK OPTION GRANTS

The following table sets forth stock option grants and compensation or the fiscal year ended December 31, 2016:

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of December 31, 2016, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 310,868,500 shares of our common stock issued and outstanding as of December 31, 2016. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

Title of Class	Name and Address of Beneficial Owner (2)	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)

Common Stock	Chu Kin Hon (3)	208,813,213	67.1%
Common Stock	Xue Qi He	25,000,000	8.0%
Common Stock	Jie Hua Rong	25,000,000	8.0%
Common Stock	Zhi Yong Tan	25,000,000	8.0%
Common Stock	Jia Ye Xuan	25,000,000	8.0%
Common Stock	Law Wai Fan (4)	*	*
Common Stock	Cheng Kin Ning (5)	*	*
Common Stock	Marie Huen Lai Chun (6)	*	*
All directors and executive officers as a group (4 persons)		208,813,213	67.1%

______________

(1)	Calculated based on 310,868,500 shares of common stock issued and outstanding on December 31, 2016.
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On October 8, 2015, the Company closed an offering wherein it offered and sold an aggregate of 300,500,000 shares of common stock to 10 offerees, at a purchase price of $0.001 per share, for aggregate proceeds of $300,500. 200,000,000 of the 300,500,000 shares offered were purchased by the Company’s sole director, Chu Kin Hon, for aggregate proceeds of $200,000.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended December 31, 2016 and 2015, the total fees charged to the company for audit services, including quarterly reviews were $19,000 and $24,000, for audit-related services were $0 and $0 and for tax services and other services were $0 and $0, respectively.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Number	Description
3.1.1	Articles of Incorporation, dated July 1, 1999 (1)
3.1.2	Amended and Restated Articles of Incorporation, dated December 9, 2010 (2)
3.2	Bylaws (3)
14.1	Code of Ethics (4)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

_______________

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 (File No. 333-54002), filed with the Securities and Exchange Commission on January 19, 2001.
(2)	Incorporated by reference to the Registrant’s Definitive Information Statement on Schedule 14C (File No. 000-52273), filed with the Securities and Exchange Commission on November 17, 2010.
(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-52273), filed with the Securities and Exchange Commission on April 17, 2015.
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB (File No. 000-52273), filed with the Securities and Exchange Commission on April 14, 2006.

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASON EDUCATION KINGDOM HOLDINGS, INC.
(Name of Registrant)

Date: March 30, 2017	By:	/s/ Law Wai Fan
	Name:	Law Wai Fan
	Title:	Chief Executive Officer (principal executive officer)

Date: March 30, 2017	By:	/s/ Cheng Kin Ning
	Name:	Cheng Kin Ning
	Title:	Chief Financial Officer (principal accounting officer and principal financial officer)

