Form 10-Q
period 2017-03-31
Eason Education Kingdom Holdings, Inc.
filed 2017-05-18
CIK 1132509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

As of May 17, 2017, there were 310,868,500 shares of common stock, $0.001 par value per share, outstanding.

EASON EDUCATION KINGDOM HOLDINGS, INC.

(A Development Stage Company)

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2017

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

EASON EDUCATION KINGDOM HOLDINGS, INC.
CONDENSED BALANCE SHEETS
AS OF MARCH 31, 2017 (UNAUDITED) AND DECEMBER 31, 2016 (AUDITED)

	March 31, 2017	December 31, 2016
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash	-	-
Escrow accounts hold by Attorney	177,303	178,452
Other prepayments	17,500	20,000

Total Current Assets	194,803	198,452

TOTAL ASSETS	194,803	198,452

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Amount due to shareholder	-	-
Accrued liabilities	22,351	20,000
Total Current Liabilities	22,351	20,000

STOCKHOLDERS' DEFICIT:
Preferred stock, Class A Preferred Stock; $0.001 par value 175,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized; 310,868,500 shares issued and outstanding	310,869	310,869
Additional paid-in capital	413,349	413,349
Accumulated deficit	(551,766)	(545,766)

Total Stockholders' Equity	172,452	178,452

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	194,803	198,452

The accompanying notes are an integral part of the condensed financial statements.

EASON EDUCATION KINGDOM HOLDINGS, INC.
CONDENSED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2017 AND 2016 (UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2017	2016

Revenues	-	-

Gross Revenues	-	-

Operating Expenses
General and administrative expenses	6,000	27,741

Total Operating Expenses	6,000	27,741

Loss from Operations	(6,000)	(27,741)

Other Income (Expense)
Gain on release of liabilities	-	-

Total Other Income	-	-

(Loss)/Income before Income Taxes	(6,000)	(27,741)

Provision for Income Taxes	-	-

Net (Loss)/Income	(6,000)	(27,741)

Net (Loss)/Income per Share Basic and Diluted	$0.00	$0.00

Weighted Average Shares Outstanding Basic and Diluted	310,868,500	310,868,500

The accompanying notes are an integral part of the condensed financial statements.

EASON EDUCATION KINGDOM HOLDINGS, INC.
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2017 AND 2016 (UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net profits (loss) from operations	$(6,000)	$(27,741)
Changes in assets and liabilities:
Decrease in prepaid expenses	2,500
Increase in accrued liabilities	2,351	6,000
Decrease in accounts payable	-	-
Decrease in accrued expenses	-	-
Decrease in escrow account hold by attorney	1,149	-
Net cash (used in) operating activities	-	(21,741)

CASH FLOWS FROM FINANCING ACTIVITIES:
Procced from debt settlement	-	-
Escrow accounts hold by director	-	-
Amount due to shareholder	-	20,000
Decrease in notes payable	-	-
Decrease in notes payable-related parties	-	-
Proceed from common stock issuance	-	-

Net (decrease) in cash	-	(1,741)

CASH AT BEGINNING OF THE PERIOD	-	1,894

CASH AT END OF THE PERIOD	-	153

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for income taxes	$ -	-

Cash paid for interest expense	$ -	-

The accompanying notes are an integral part of the condensed financial statements.

EASON EDUCATION KINGDOM HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2017 AND DECEMBER 31, 2016

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

The fair value of the Company's debt as of March 31, 2017 and December 31, 2016, approximated fair value at those times.

Fair value of financial instruments: The carrying amounts of financial instruments, including cash, accounts payable, and accrued expenses approximated fair value as of March 31, 2017 and December 31, 2016 because of the relative short term nature of these instruments.

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

The Company records interest and penalties arising from the underpayment of income taxes in the statement of income under general and administrative expenses. As of March 31, 2017 and December 31, 2016, the Company had no accrued interest or penalties related to uncertain tax positions. The company also did not have any uncertain tax benefits during these years. The tax years 2015, 2014 and 2013 remain open to examination.

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

For the period ended March 31, 2017 and year ended December 31, 2016, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-1 “Topic 805, Business Combinations: Clarifying the Definition of a Business”. The amendments in this update provide a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. The amendments in this update affect all reporting entities that must determine whether they have acquired or sold a business. Public business entities should apply the amendments in this update to annual periods beginning after December 15, 2017, including interim periods within those periods. All other entities should apply the amendments to annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. We do not expect the adoption of ASU 2017-1 to have a material impact on our consolidated financial statements.

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

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $6,000 (from operations) for the period ended March 31, 2017 and an accumulated deficit of $551,766. It also sustained operating losses in prior years as well. These factors raise substantial doubt as to its ability to remain a going concern and obtain debt and/or equity financing and achieve profitable operations.

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

March 31, 2017:	Balance	Rate	Tax
Federal loss carryforward	$486,244	34%	$165,323
Valuation allowance			(165,323)
Deferred tax asset			$-

December 31, 2016:	Balance	Rate	Tax
Federal loss carryforward	$480,244	34%	$163,283
Valuation allowance			(163,283)
Deferred tax asset			$-

A reconciliation between expected and actual tax liability is presented below.

	2017	2016
Expected (Benefit) – Federal rate 34%	$(2,040)	$(17,906)

Effect of:
Valuation allowance	2,040	17,906
Total Actual Provision	$-	$-

As of March 31, 2017, the Company has unutilized tax losses of $486,244 (2016: $480,244). Deferred tax asset is not provided for as the tax losses may not be able to carry forward after a change in substantial ownership of the Company in February 2015. Deferred tax asset may also be reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portions or all of the deferred tax assets will not be realized in the near future.

NOTE 5 – COMMON STOCK

As of March 31, 2017 and December 31, 2016, the Company authorized two classes of stock; 500,000,000 shares of common stock at par value of $0.001 and 175,000,000 shares of Class A preferred stock at par value of $0.001. There are 310,868,500 in March 31, 2017 and December 31, 2016 common shares issued and outstanding. None of the Class A preferred stock is issued. During October 2015, the Company issued 300,500,000 shares of common stock for a consideration of $300,500 in cash.

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company currently utilizes office space on a rent-free basis from a director and shareholder, and shall do so until substantial revenue-producing operations commence. Management deemed the rent-free space to be of no nominal value.

As of March 31, 2107 and December 31, 2016, total notes payable to the related parties and accrued interests amounted to $0 and $0 in the aggregate.

As of December 31, 2015 outstanding balance of $302,816 was released by the related parties. As of March 31, 2017 and December 31, 2016 the loans from the shareholders were $0 and $0.

NOTE 7 – RELEASE OF LIABILITIES

On February 12, 2015, Michael Vardakis ("Then Majority Shareholder") entered into a Stock Purchase Agreement with Kin Hon Chu ("New Majority Shareholder") wherein Mr. Vardakis sold 8,813,225 shares of the Company's common stock, representing approximately 85% of all issued and outstanding shares to Mr. Chu. Mr. Chu paid $4,406.61 to Michael Vardakis for this control block of shares and also directly paid off all of the existing liabilities of the Company. Accordingly, certain liabilities of $236,959 in the aggregate, including that related notes payable as disclosed in note 6, were released by the creditors as a result of the change.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated the period after the balance sheet date up through the date that the financial statements were issued, and determined that there were no subsequent events or transactions that required recognition or disclosure in the financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of Eason Education Kingdom Holdings, Inc., a Nevada corporation (the "Company"), and development-stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the December 31, 2016 audited financial statements and related notes included in the Company's Form 10-K (File No. 000-52273; the "Form 10-K"), as filed with the Securities and Exchange Commission on March 30, 2017. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute "forward-looking" statements

OVERVIEW

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

Our activities have been financed from related-party loans and the proceeds of share subscriptions. From our inception to March 31, 2017, we have made a total of $0 amount due to shareholder which carried no interest, had no collateral and repayable on demand. During October 2015, the Company raised a total of $300,500 in cash from offerings of our common stock.

The Company plans to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

PLAN OF OPERATION

Our business activities during the coming 12 months following the filing date of this Form 10-K will be focused on raising $750,000 of funds to expand our business, primarily through the sale of shares of common stock registered in a public offering on Form S-1 (Registration No. 333-212918), which registration statement was declared effect by the Securities and Exchange Commission on May 15, 2017. We have no assurance that future financing will materialize. If that financing is not available we may be unable to continue. Management believes that if subsequent private placements are successful, we will be able to generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

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

RESULTS OF OPERATIONS

Three-Month Periods Ended March 31, 2017 and 2016

We did not earn revenues for the periods ended March 31, 2017 and 2016.

For the period ended March 31 2017 and 2016, we incurred total operating expenses of $6,000 and $27,741, consisting solely of general and administrative expenses.

For the period ended March 31, 2017, we had other income of $0 and net loss of $6,000. For the period ended March 31, 2016, we had other income of $0 and net loss of $27,741. By comparison, there was no other income for both of the period ended March 31 2017 and 2016. The net loss was decreased from $27,741 to $6,000 from the period ended of March 31, 2016 to March 31, 2017. The decrease was a result of budget control.

For the period ended March 31, 2017, net loss was $6,000, or $0.00002 per share. By way of comparison, for the period ended March 31, 2016, our net loss was $27,741, or $0.0001 per share.

Liquidity and Capital Resources

At March 31, 2017, we had a cash balance of $0, total current assets $194,803 total current liabilities of approximately $22,351; working capital and stockholders' equity of approximately $172,452. We do not have sufficient cash on hand to commence our 12-month plan of operation or to fund our ongoing operational expenses. We will need to raise funds to commence our plan of operation and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock or debt securities. If we are successful in completing an equity or debt financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or debt securities to fund our planned activities and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our operations and our business will fail.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements for the three months ended March 31, 2017.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2017, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 1A.RISK FACTORS.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

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

______________

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

EASON EDUCATION KINGDOM HOLDINGS, INC.
(Name of Registrant)

Date: May 18, 2017	By:	/s/ Law Wai Fan
	Name:	Law Wai Fan
	Title:	Chief Executive Officer (principal executive officer)

Date: May 18, 2017	By:	/s/ Cheng Kin Ning, Kenny
	Name:	Cheng Kin Ning, Kenny
	Title:	Chief Financial Officer (principal accounting officer and principal financial officer)

EXHIBIT INDEX

Number	Description

3.1.1	Articles of Incorporation, dated July 1, 1999 (1)

3.1.2	Amended and Restated Articles of Incorporation, dated December 9, 2010 (2)

3.1.3	Certificate of Amendment dated August 10, 2015 (3)

3.2	Bylaws (4)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

 _____________________

(1)	Incorporated by reference to the Registrant's Registration Statement on Form SB-2 (File No. 333-54002), filed with the Securities and Exchange Commission on January 19, 2001.

(2)	Incorporated by reference to the Registrant's Definitive Information Statement on Schedule 14C (File No. 000-52273), filed with the Securities and Exchange Commission on November 17, 2010.

(3)	Filed and incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 000-52273), as filed with the Securities and Exchange Commission on August 14, 2015.

(4)	Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 000-52273), filed with the Securities and Exchange Commission on April 17, 2015.

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

