Form 10-Q
period 2017-09-30
Eason Education Kingdom Holdings, Inc.
filed 2017-11-13
CIK 1132509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 7, 2017, there were 310,868,500 shares of common stock, $0.001 par value per share, outstanding.

EASON EDUCATION KINGDOM HOLDINGS, INC.

(A Development Stage Company)

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2017

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Eason Education Kingdom Holdings, Inc., a Nevada corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things to product demand, market and customer acceptance, competition, pricing, the exercise of the control over us by Chu Kin Hon, the Company's sole director and majority shareholder, and development difficulties, as well as general industry and market conditions and growth rates and general economic conditions; and other factors discussed in the Company's filings with the Securities and Exchange Commission (“SEC”).

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

EASON EDUCATION KINGDOM HOLDINGS, INC.

CONDENSED BALANCE SHEETS

AS OF SEPTEMBER 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016 (AUDITED)

	September 30, 2017	December 31, 2016
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash	-	-
Escrow accounts hold by Attorney	153,389	178,452
Other prepayments	2,500	20,000

Total Current Assets	155,889	198,452

TOTAL ASSETS	155,889	198,452

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Amount due to shareholder	-	-
Accrued liabilities	9,500	20,000

Total Current Liabilities	9,500	20,000

STOCKHOLDERS’ EQUITY:
Preferred stock, Class A Preferred Stock; $0.001 par value 175,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized; 310,868,500 shares issued and outstanding	310,869	310,869
Additional paid-in capital	413,349	413,349
Accumulated deficit	(577,829)	(545,766)

Total Stockholders’ Equity	146,389	178,452

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	155,889	198,452

The accompanying notes are an integral part of the condensed financial statements.

EASON EDUCATION KINGDOM HOLDINGS, INC.

CONDENSED STATEMENTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 (UNAUDITED)

	Nine Months Ended	Nine Months Ended
	Sept 30,	Sept 30,
	2017	2016

Revenues	-	-

Gross Revenues	-	-

Operating Expenses
General and administrative expenses	32,063	45,741

Total Operating Expenses	32,063	45,741

Loss from Operations	(32,063)	(45,741)

Other Income (Expense)
Gain on release of liabilities	-	-

Total Other Income	-	-

(Loss)/Income before Income Taxes	(32,063)	(45,741)

Provision for Income Taxes	-	-

Net (Loss)/Income	(32,063)	(45,741)

Net (Loss)/Income per Share Basic and Diluted	$0.00	$0.00

Weighted Average Shares Outstanding Basic and Diluted	310,868,500	310,868,500

The accompanying notes are an integral part of the condensed financial statements.

EASON EDUCATION KINGDOM HOLDINGS, INC.

CONDENSED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 (UNAUDITED)

	Three Months Ended	Three Months Ended
	Sept 30,	Sept 30,
	2017	2016

Revenues	-	-

Gross Revenues	-	-

Operating Expenses
General and administrative expenses	10,063	3,000

Total Operating Expenses	10,063	3,000

Loss from Operations	(10,063)	(3,000)

Other Income (Expense)
Gain on release of liabilities	-	-

Total Other Income	-	-

(Loss)/Income before Income Taxes	(10,063)	(3,000)

Provision for Income Taxes	-	-

Net (Loss)/Income	(10,063)	(3,000)

Net (Loss)/Income per Share Basic and Diluted	$0.00	$0.00

Weighted Average Shares Outstanding Basic and Diluted	310,868,500	310,868,500

The accompanying notes are an integral part of the condensed financial statements.

EASON EDUCATION KINGDOM HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 (UNAUDITED)

	Nine Months Ended	Nine Months Ended
	Sept 30,	Sept 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net profits (loss) from operations	$(32,063)	$(45,741)
Changes in assets and liabilities:
Decrease in prepaid expenses	17,500	-
Increase/(Decrease) in accrued liabilities	(10,500)	-
Decrease in other payables	-	-
Decrease in accrued expenses	-	(1,413)
Decrease in escrow account hold by attorney	25,063	(188,482)
Net cash (used in) operating activities	-	(235,636)

CASH FLOWS FROM FINANCING ACTIVITIES:
Procced from debt settlement	$-	$-
Escrow accounts hold by director	-	300,500
Amount due to shareholder	-	(66,758)
Decrease in notes payable	-	-
Decrease in notes payable-related parties	-	-
Proceed from common stock issuance	-	-
Net cash generated from financing activities	$-	$233,742

Net (decrease) in cash	$-	$(1,894)

CASH AT BEGINNING OF THE PERIOD	$-	$1,894

CASH AT END OF THE PERIOD	$-	$-

Cash paid for income taxes	$-	$-

Cash paid for interest expense	$-	$-

The accompanying notes are an integral part of the condensed financial statements.

EASON EDUCATION KINGDOM HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND DECEMBER 31, 2016

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

The fair value of the Company’s debt as of September 30, 2017 and December 31, 2016, approximated fair value at those times.

Fair value of financial instruments: The carrying amounts of financial instruments, including cash, accounts payable, and accrued expenses approximated fair value as of September 30, 2017 and December 31, 2016 because of the relative short term nature of these instruments.

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

The Company records interest and penalties arising from the underpayment of income taxes in the statement of income under general and administrative expenses. As of September 30, 2017 and December 31, 2016, the Company had no accrued interest or penalties related to uncertain tax positions. The company also did not have any uncertain tax benefits during these years. The tax years 2015, 2014 and 2013 remain open to examination.

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

For the period ended September 30, 2017 and year ended December 31, 2016, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $32,063 (from operations) for the period ended September 30, 2017 and an accumulated deficit of $577,829. It also sustained operating losses in prior years as well. These factors raise substantial doubt as to its ability to remain a going concern and obtain debt and/or equity financing and achieve profitable operations.

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

September 30, 2017:	Balance	Rate	Tax
Federal loss carryforward	$530,307	34%	$180,304
Valuation allowance			(180,304)
Deferred tax asset			$-

December 31, 2016:	Balance	Rate	Tax
Federal loss carryforward	$498,244	34%	$169,403
Valuation allowance			(169,403)
Deferred tax asset			$-

A reconciliation between expected and actual tax liability is presented below.

	2017	2016
Expected (Benefit) – Federal rate 34%	$(10,901)	$(17,906)

Effect of:
Valuation allowance	10,901	17,906
Total Actual Provision	$-	$-

As of September 30, 2017, the Company has unutilized tax losses of $530,307 (December 31, 2016: $498,244). Deferred tax asset is not provided for as the tax losses may not be able to carry forward after a change in substantial ownership of the Company in February 2015. Deferred tax asset may also be reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portions or all of the deferred tax assets will not be realized in the near future.

NOTE 5 – COMMON STOCK

As of September 30, 2017 and December 31, 2016, the Company authorized two classes of stock; 500,000,000 shares of common stock at par value of $0.001 and 175,000,000 shares of Class A preferred stock at par value of $0.001. There are 310,868,500 in September 30, 2017 and December 31, 2016 common shares issued and outstanding. None of the Class A preferred stock is issued. During October 2015, the Company issued 300,500,000 shares of common stock for a consideration of $300,500 in cash.

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company currently utilizes office space on a rent-free basis from a director and shareholder, and shall do so until substantial revenue-producing operations commence. Management deemed the rent-free space to be of no nominal value.

As of September 30, 2017 and December 31, 2016, total notes payable to the related parties and accrued interests amounted to $0 and $0 in the aggregate.

As of December 31, 2015 outstanding balance of $302,816 was released by the related parties. As of September 30, 2017 and December 31, 2016 the loans from the shareholders were $0 and $0.

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

Our activities have been financed from related-party loans and the proceeds of share subscriptions. From our inception to September 30, 2017, we have made a total of $0 amount due to shareholder which carried no interest, had no collateral and repayable on demand. During October 2015, the Company raised a total of $300,500 in cash from offerings of our common stock.

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

RESULTS OF OPERATIONS

Nine-Month Periods Ended September 30, 2017 and 2016

We did not earn revenues for the nine-month periods ended September 30, 2017 and 2016.

For the period ended September 30, 2017 and 2016, we incurred total operating expenses of $32,063 and $45,741, consisting solely of general and administrative expenses.

For the period ended September 30, 2017, we had other income of $0 and net loss of $32,063. For the period ended September 30, 2016, we had other income of $0 and net loss of $45,741. By comparison, there was no other income for both of the periods ended September 30, 2017 and 2016. The net loss decreased from $45,741 to $32,063 from the period ended of September 30, 2016 to September 30, 2017. The decrease was a result of budget control.

Three-Month Periods Ended September 30, 2017 and 2016

We did not earn revenues for the three-month periods ended September 30, 2017 and 2016.

For the three-month periods ended September 30, 2017 and 2016, we incurred total operating expenses of $10,063 and $3,000, consisting solely of general and administrative expenses.

For the period ended September 30, 2017, we had other income of $0 and net loss of $10,063. For the period ended September 30, 2016, we had other income of $0 and net loss of $3,000. By comparison, there was no other income for both of the three-month periods ended September 30, 2017 and 2016. The net loss increased from $3,000 to $10,063 from the three-month periods ended of September 30, 2016 to September 30, 2017. The increase was a result of professional fees and operation expenses.

Liquidity and Capital Resources

At September 30, 2017, we had a cash balance of $153,389 total current assets $155,889 total current liabilities of approximately $9,500; working capital and stockholders' equity of approximately $146,389. We do not have sufficient cash on hand to commence our 12-month plan of operation or to fund our ongoing operational expenses. We will need to raise funds to commence our plan of operation and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock or debt securities. If we are successful in completing an equity or debt financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or debt securities to fund our planned activities and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our operations and our business will fail.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements for the nine months ended September 30, 2017.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2017, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

EASON EDUCATION KINGDOM HOLDINGS, INC.
(Name of Registrant)

Date: November 13, 2017	By:	/s/ Law Wai Fan
	Name:	Law Wai Fan
	Title:	Chief Executive Officer (principal executive officer)

Date: November 13, 2017	By:	/s/ Cheng Kin Ning, Kenny
	Name:	Cheng Kin Ning, Kenny
	Title:	Chief Financial Officer (principal accounting officer and principal financial officer)

