Form 10-K
period 2017-12-31
Eason Education Kingdom Holdings, Inc.
filed 2018-04-16
CIK 1132509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

At June 30, 2017, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $187,935. As of April 12, 2018, there were 310,868,500 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

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

We are a development stage company and currently have no revenues or significant assets. At December 31, 2017, our total current assets were $143,314 and our total current liabilities were $25,000. Our net loss for the fiscal year ended December 31, 2017 was $60,138.

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

Employees

Our officers and sole director are non-employee officers and directors of the Company; we have no employees as of December 31, 2017.

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

 Research and Development Expenditures

For the year ended December 31, 2017, we incurred no research or development expenditures.

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

	Common Stock Bid Price
Financial Quarter Ended	High ($)	Low ($)
December 31, 2017	0.52	0.52
September 30, 2017	0.52	0.52
June 30, 2017	1.00	0.00
March 31, 2017	1.00	1.00

December 31, 2016	1.00	1.00
September 30, 2016	1.00	0.40
June 30, 2016	0.55	0.40
March 31, 2016	1.10	0.55

HOLDERS

As of April 3, 2018, there were 310,868,500 shares of common stock issued and outstanding held by approximately 69 stockholders of record. We believe that we have more than 76 beneficial holders of our common stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

There are no unreported sales of equity securities at December 31, 2017.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We have not established any compensation plans under which equity securities are authorized for issuance.

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2017.

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

Our auditor’s report regarding our December 31, 2017, financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business.

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

12-MONTH PLAN OF OPERATION

We are a development stage corporation and have not yet generated or realized any revenues from our business. We are involved in the child education business in China. During the 12 months following the date of the filing of the Annual Report on Form 10-K, we will be focused on generating sales revenues.

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

The Company believes it can satisfy its cash requirements through the fiscal year ending December 31, 2017, from its current cash. As of December 31, 2017, we had a working capital of $118,314.

Results of Operations

For the years ended December 31, 2017 and 2016

We did not earn revenues for the years ended December 31, 2017 and 2016.

For the year ended December 31, 2017, we incurred total operating expenses of $60,138, consisting solely of general and administrative expenses, comprising professional fees and filing expenses.

For the year ended December 31, 2016, we incurred total operating expenses of $52,664, consisting solely of general and administrative expenses, comprising professional fees and filing expense.

For the year ended December 31, 2017, net loss was $60,138, or $0.0001 loss per share. For the year ended December 31, 2016, our net loss was $52,664, or $0.0001 earnings per share.

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

Liquidity and Capital Resources

At December 31, 2017, we had no cash balance, and net working capital of $118,314. Such cash amount was not sufficient to commence our 12-month plan of operation. We will need to raise funds to commence our 12-month plan of operation and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock. If we are successful in completing equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our 12-month plan of operation and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our 12-month plan of operation and our business will fail.

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

The fair value of the Company’s debt as of December 31, 2017 and 2016 approximated fair value at those times.

Fair value of financial instruments: The carrying amounts of financial instruments, including cash, accounts payable, and accrued expenses approximated fair value as of December 31, 2017 and 2016 because of the relative short term nature of these instruments.

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

The Company records interest and penalties arising from the underpayment of income taxes in the statement of income under general and administrative expenses. As of December 31, 2017 and 2016, the Company had no accrued interest or penalties related to uncertain tax positions. The company also did not have any uncertain tax benefits during these years. The tax years 2015, 2014 and 2013 remain open to examination.

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

For the year ended December 31, 2017 and 2016, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

ITEM 8. FINANCIAL STATEMENTS

Eason Education Kingdom Holdings, Inc.

中正達會計師事務所有限公司 Centurion ZD CPA Limited Certified Public Accountants (Practising)

Unit 1304, 13/F, Two Harbourfront, 22 Tak Fung Street, Hunghom, Hong Kong. 香港 紅磡 德豐街22號 海濱廣場二期 13樓1304室 Tel 電話: (852) 2126 2388 Fax 傳真: (852) 2122 9078 Email 電郵: info@czdcpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: the Board of Directors and Stockholders of

Eason Education Kingdom Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Eason Education Kingdom Holdings, Inc. ("the Company") as of December 31, 2017 and 2016, and the related statements of income and comprehensive income, change in stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Eason Education Kingdom Holdings, Inc. as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatements of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ Centurion ZD CPA Limited

Centurion ZD CPA Limited

We have served as the Company’s auditor since 2015.

Hong Kong, China

April 16, 2018

EASON EDUCATION KINGDOM HOLDINGS, INC.

BALANCE SHEETS

DECEMBER 31, 2017 AND 2016

	December 31,	December 31,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash	$-	$-
Escrow accounts hold by director	-	-
Prepaid expenses	12,000	20,000
Escrow account hold by attorney	131,314	178,452
Total Current Assets	143,314	198,452

TOTAL ASSETS	$143,314	$198,452

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$-	$-
Accounts payable - Related party	-	-
Accrued interest	-	-
Accrued interest - Related parties	-	-
Accrued liabilities	25,000	20,000
Amount due to shareholder	-	-
Notes payable	-	-
Notes payable - Related parties	-	-

Total Current Liabilities	25,000	20,000

STOCKHOLDERS’ EQUITY:
Preferred stock, Class A Preferred Stock; $0.001 par value 175,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized; 2017: 310,868,500 (2016: 310,868,500) shares issued and outstanding	310,869	310,869
Additional paid-in capital	413,349	413,349
Accumulated deficit	(605,904)	(545,766)

Total Stockholders’ Equity	118,314	178,452

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$143,314	$198,452

The accompanying notes are an integral part of these financial statements.

EASON EDUCATION KINGDOM HOLDINGS, INC.

STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31,	December 31,
	2017	2016

Revenues	$-	$-

Gross Revenues	-	-

Operating Expenses
General and administrative expenses	60,138	52,664

Total Operating Expenses	60,138	52,664

Loss from Operations	(60,138)	(52,664)

Other Income (Expense)
Gain on release of liabilities	-	-
Interest (expense)	-	-
Interest (expense) - Related Parties	-	-

Total Other Income/(Expense)	-	-

Profit/(loss) before Income Taxes	(60,138)	(52,664)

Provision for Income Taxes	-	-

Net Profits/(Loss)	$(60,138)	$(52,664)

Earnings (Loss) per Share Basic and Diluted	$(0.0001)	$(0.0001)

Weighted Average Shares Outstanding Basic and Diluted	310,868,500	310,868,500

The accompanying notes are an integral part of these financial statements.

EASON EDUCATION KINGDOM HOLDINGS, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

YEARS ENDED DECEMBER 31, 2017 AND 2016

	Capital Stock	Paid-in	Additional Accumulated	Accumulated
	Shares	Amount	Capital	Deficits	Net Deficit

BALANCE, December 31, 2014	10,368,500	$10,369	$110,533	$(660,677)	$(539,775)
Shares issued	300,500,000	300,500	-	-	300,500
Debt settlement on ownership change	-	-	302,816	-	302,816
Net loss for the year ended December 31, 2015	-	-	-	167,575	167,575
BALANCE, December 31, 2015	310,868,500	$310,869	$413,349	$(493,102)	$231,116

Net loss for the year ended December 31, 2016	-	-	-	(52,664)	(52,664)
BALANCE, December 31, 2016	310,868,500	$310,869	$413,349	$(545,766)	$178,452
Net Loss for the year ended December 31, 2017	-	-	-	(60,138)	(60,138)
BALANCE, December 31, 2017	310,868,500	$310,869	$413,349	$(605,904)	$118,314

The accompanying notes are an integral part of these financial statements.

EASON EDUCATION KINGDOM HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	Year Ended	Year Ended
	December 31,	December 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net profits (loss) from operations	$(60,138)	$(52,664)
Changes in assets and liabilities:
Decrease in prepaid expenses	8,000	(10,000)
Increase in accrued liabilities	5,000	5,480
Decrease in accounts payable	-	-
Decrease in accrued expenses	-	-
Increase in escrow account hold by attorney	47,138	(178,452)
Net cash (used in) operating activities	-	(235,636)

CASH FLOWS FROM FINANCING ACTIVITIES:
Procced from debt settlement	-	-
Escrow accounts hold by director	-	300,500
Amount due to shareholder	-	(66,758)
Decrease in notes payable	-	-
Decrease in notes payable-related parties	-	-
Proceed from common stock issuance	-	-

Net cash provided by financing activities	-	233,742

Net increase/(decrease) in cash	-	(1,894)

CASH AT BEGINNING OF THE YEAR	-	1,894

CASH AT END OF THE YEAR	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for income taxes	$-	$-

Cash paid for interest expense	$-	$-

The accompanying notes are an integral part of these financial statements.

EASON EDUCATION KINGDOM HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

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

The fair value of the Company’s debt as of December 31, 2017 and 2016 approximated fair value at those times.

Fair value of financial instruments: The carrying amounts of financial instruments, including cash, accounts payable, and accrued expenses approximated fair value as of December 31, 2017 and 2016 because of the relative short term nature of these instruments.

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

The Company records interest and penalties arising from the underpayment of income taxes in the statement of income under general and administrative expenses. As of December 31, 2017 and 2016, the Company had no accrued interest or penalties related to uncertain tax positions. The company also did not have any uncertain tax benefits during these years. The tax years 2015, 2014 and 2013 remain open to examination.

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

For the year ended December 31, 2017 and 2016, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Recent Accounting Pronouncements

In January 2017, the FASB issued Accounting Standards Board Update No. 2017-01: Business Combinations (Topic 805) - Clarifying the Definition of a Business (“ASU 2017-01”). The ASU clarifies the definition of business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 will be effective for the Company’s fiscal year beginning January 1, 2018 and subsequent interim periods with prospective application with impacts on the Company’s financial statements that may vary depending on each specific acquisition. Early adoption is conditionally permitted.

In March 2017, the FASB issued ASU No. 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities. Under current GAAP, entities normally amortize the premium as an adjustment of yield over the contractual life of the instrument. This guidance shortens the amortization period for certain callable debt securities held at a premium to the earliest call date. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The adoption of ASU No. 2017-08 is not expected to have a material impact on the Company’s financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation: (Topic 718): Scope of Modification Accounting. ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This pronouncement is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. We expect to adopt the new standard using the full retrospective application, and we do not believe the adoption will have a significant impact on our recognition of net revenues or related disclosures for any period.

In July 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815) (“ASU 2017-11”). The update changes the classification of certain equity-linked financial instruments (or embedded features) with down round features. The update also clarifies existing disclosure requirements for equity-classified instruments. The update is effective retrospectively for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted for all companies in any interim or annual period.

We do not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the financial position, statements of operations and cash flows.

NOTE 3 – GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $60,138 (from operations) for the year ended December 31, 2017 and an accumulated deficit of $605,904. It also sustained operating losses in prior years as well. These factors raise substantial doubt as to its ability to remain a going concern and obtain debt and/or equity financing and achieve profitable operations.

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

2017:	Balance	Rate	Tax
Federal loss carryforward	$565,305	34%	$192,204
Valuation allowance			(192,204)
Deferred tax asset			$-

2016:	Balance	Rate	Tax
Federal loss carryforward	$505,167	34%	$171,757
Valuation allowance			(171,757)
Deferred tax asset			$-

A reconciliation between expected and actual tax liability is presented below.

	2017	2016
Expected (Benefit) – Federal rate 34%	$(20,447)	$(17,906)

Effect of:
Valuation allowance	20,447	17,906
Total Actual Provision	$-	$-

As of December 31, 2017, the Company has provided tax losses of $565,305 (2016: $505,167). Deferred tax asset is not provided for as the tax losses may not be able to carry forward after a change in substantial ownership of the Company in February 2015.

NOTE 5 – COMMON STOCK

As of December 31, 2017 and 2016, the Company authorized two classes of stock; 500,000,000 shares of common stock at par value of $0.001 and 175,000,000 Class A preferred stock at par value of $0.001. There are 310,868,500 in December 2017 and 310,868,500 in December 2016 common shares issued and outstanding. None of the Class A preferred stock is issued. During October 2015, the Company issued 300,500,000 share of common stock for a consideration of $300,500 in cash.

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company currently utilizes office space on a rent-free basis from a director and shareholder, and shall do so until substantial revenue-producing operations commence. Management deemed the rent-free space to be of no nominal value.

As of December 31, 2017 and 2016, total notes payable to the related parties and accrued interests amounted to $0 and $0 in the aggregate.

As of December 31, 2017 and 2016, there were no outstanding balance due from or due to the shareholders.

NOTE 7 – NOTE PAYABLE

As of December 31, 2017 and 2016, there were no notes payable and no interests incurred or accrued related to notes payable.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal year ended December 31, 2017, we carried out an evaluation, under the supervision and with the participation of members of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Our CEO and our CFO have concluded, based on their evaluation, that as of December 31, 2017, our disclosure controls and procedures were not effective at the end of the fiscal year to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit with the SEC under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Our management assessed our internal control over financial reporting based on the 2013 version of the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this assessment, our management concluded that our internal control over financial reporting was not effective as of December 31, 2017 based on such criteria. Deficiencies existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a majority of independent members and a lack of a majority of outside directors on our Board, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (ii) inadequate segregation of duties consistent with control objectives. Management believes that the lack of a majority of outside directors on our Board results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Changes in Internal Controls over Financial Reporting

In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of Section 404 of the Sarbanes-Oxley Act, we continue to review, test, and improve the effectiveness of our internal controls. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter and since the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective age’s as of December 31, 2017 are as follows:

Name	Age	Positions

Chu Kin Hon	30	Director
Law Wai Fan	31	Chief Executive Officer
Cheng Kin Ning	33	Chief Financial Officer
Marie Huen Lai Chun	31	Chief Operating Officer

Chu Kin Hon, age 30

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

Law Wai Fan, age 31

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

Cheng Kin Ning, age 33

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

Marie Huen Lai Chun, age 31

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

SIGNIFICANT EMPLOYEES AND CONSULTANTS

As of December 31, 2017, the Company has no significant employees.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based on our review of filings made on the SEC website, and the fact of us not receiving certain forms or written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2017, none of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our President and all other executive officers (collectively, the “Named Executive Officers”) in the fiscal years ended December 31, 2017 and 2016:

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our Officers for all services rendered in all capacities to us for the fiscal periods indicated.

						Non-Equity
						Incentive	Nonqualified
Name and				Stock	Option	Plan	Deferred	All Other
Principal Position	Year	Salary ($)	Bonus ($)	Awards ($)	Awards ($)	Compensation ($)	Compensation ($)	Compensation ($)	Total ($)
Law Wai	2017	0	0	0	0	0	0	0	0
Fan (1)	2016	0	0	0	0	0	0	0	0

Cheng Kin	2017	0	0	0	0	0	0	0	0
Ning (2)	2016	0	0	0	0	0	0	0	0

Marie Huen	2017	0	0	0	0	0	0	0	0
Lai Chun (3)	2016	0	0	0	0	0	0	0	0

____________

(1)	Appointed Chief Executive Officer on February 13, 2015.
(2)	Appointed Chief Financial Officer on February 13, 2015.
(3)	Appointed Chief Operating Officer on February 13, 2015.

Option Exercises and Fiscal Year-End Option Value Table.

There were no stock options exercised by the named executive officers as of the end of the fiscal period ended December 31, 2017.

Long-Term Incentive Plans and Awards

There were no awards made to a named executive officer, under any long-term incentive plan, as of the end of the fiscal period ended December 31, 2017.

We currently do not pay any compensation to our directors serving on our board of directors.

STOCK OPTION GRANTS

The following table sets forth stock option grants and compensation or the fiscal year ended December 31, 2017:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Law Wai Fan (1)	-0-	-0-	-0-	$-0-	N/A	-0-	-0-	-0-	-0-

Cheng Kin Ning (2)	-0-	-0-	-0-	$-0-	N/A	-0-	-0-	-0-	-0-

Marie Huen Lai Chun (3)	-0-	-0-	-0-	$-0-	N/A	-0-	-0-	-0-	-0-

Chu Kin Hon (4)	-0-	-0-	-0-	$-0-	N/A	-0-	-0-	-0-	-0-

_____________

(1)	Appointed Chief Executive Officer on February 13, 2015.
(2)	Appointed Chief Financial Officer on February 13, 2015.
(3)	Appointed Chief Operating Officer on February 13, 2015.
(4)	Appointed a director on February 13, 2015.

DIRECTOR COMPENSATION

The following table sets forth director compensation or the fiscal year ended December 31, 2017:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensatio ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensatio ($)	Total ($)

Chu Kin Hon (1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

______________

(1)	Appointed a director on February 13, 2015.

We currently do not pay any compensation to our directors for serving on our board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of December 31, 2017, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 310,868,500 shares of our common stock issued and outstanding as of December 31, 2017. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

Title of Class	Name and Address of Beneficial Owner (2)	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)

Common Stock	Chu Kin Hon (3)	208,813,213	67.1%
Common Stock	Xue Qi He	25,000,000	8.0%
Common Stock	Jie Hua Rong	25,000,000	8.0%
Common Stock	Zhi Yong Tan	25,000,000	8.0%
Common Stock	Jia Ye Xuan	25,000,000	8.0%
Common Stock	Law Wai Fan (4)	*	*
Common Stock	Cheng Kin Ning (5)	*	*
Common Stock	Marie Huen Lai Chun (6)	*	*
All directors and executive officers as a group (4 persons)		208,813,213	67.1%

______________

(1)	Calculated based on 310,868,500 shares of common stock issued and outstanding on December 31, 2017.
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

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended December 31, 2017 and 2016, the total fees charged to the company for audit services, including quarterly reviews were $21,000 and $19,000, for audit-related services were $0 and $0 and for tax services and other services were $0 and $0, respectively.

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

_____________

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

_________

*Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASON EDUCATION KINGDOM HOLDINGS, INC.
(Name of Registrant)

Date: April 16, 2018	By:	/s/ Law Wai Fan
	Name:	Law Wai Fan
	Title:	Chief Executive Officer (principal executive officer)

Date: April 16, 2018	By:	/s/ Cheng Kin Ning
	Name:	Cheng Kin Ning
	Title:	Chief Financial Officer (principal accounting officer and principal financial officer)

