Form 10-Q
period 2018-06-30
Eason Education Kingdom Holdings, Inc.
filed 2018-08-20
CIK 1132509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 16, 2018, there were 310,868,500 shares of common stock, $0.001 par value per share, outstanding.

EASON EDUCATION KINGDOM HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2018

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

EASON EDUCATION KINGDOM HOLDINGS, INC.

BALANCE SHEETS

JUNE 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017 (AUDITED)

	June 30,	December 31,
	2018	2017
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash	$-	$-
Escrow accounts hold by attorney	124,644	131,314
Prepaid expenses	6,000	12,000

Total Current Assets	130,644	143,314

TOTAL ASSETS	$130,644	$143,314

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accrued liabilities	26,500	25,000

Total Current Liabilities	26,500	25,000

STOCKHOLDERS’ EQUITY:
Preferred stock, Class A Preferred Stock; $0.001 par value 175,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized; 2018: 310,868,500 (2017: 310,868,500) shares issued and outstanding	310,869	310,869
Additional paid-in capital	413,349	413,349
Accumulated deficit	(620,074)	(605,904)

Total Stockholders’ Equity	104,144	118,314

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$130,644	$143,314

The accompanying notes are an integral part of the condensed financial statements.

EASON EDUCATION KINGDOM HOLDINGS, INC.

STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 (UNAUDITED) AND 2017 (UNAUDITED)

	June 30,	June 30,
	2018	2017
	(Unaudited)	(Unaudited)

Revenues	$-	$-

Gross Revenues	-	-

Operating Expenses
General and administrative expenses	14,170	22,000

Total Operating Expenses	14,170	22,000

Loss from Operations	(14,170)	(22,000)

Other Income (Expense)
Gain on release of liabilities	-	-
Interest (expense)	-	-
Interest (expense) - Related Parties	-	-

Total Other Income/(Expense)	-	-

Loss before Income Taxes	(14,170)	(22,000)

Provision for Income Taxes	-	-

Net Loss	$(14,170)	$(22,000)

Loss per Share Basic and Diluted	$(0.0000)	$(0.0000)

Weighted Average Shares Outstanding Basic and Diluted	310,868,500	310,868,500

The accompanying notes are an integral part of the condensed financial statements.

EASON EDUCATION KINGDOM HOLDINGS, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2018 (UNAUDITED) AND 2017 (UNAUDITED)

	June 30,	June 30,
	2018	2017
	(Unaudited)	(Unaudited)

Revenues	$-	$-

Gross Revenues	-	-

Operating Expenses
General and administrative expenses	6,512	16,000

Total Operating Expenses	6,512	16,000

Loss from Operations	(6,512)	(16,000)

Other Income (Expense)
Gain on release of liabilities	-	-
Interest (expense)	-	-
Interest (expense) - Related Parties	-	-

Total Other Income/(Expense)	-	-

Loss before Income Taxes	(6,512)	(16,000)

Provision for Income Taxes	-	-

Net Loss	$(6,512)	$(16,000)

Loss per Share Basic and Diluted	$(0.0000)	$(0.0000)

Weighted Average Shares Outstanding Basic and Diluted	310,868,500	310,868,500

The accompanying notes are an integral part of the condensed financial statements.

EASON EDUCATION KINGDOM HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 (UNAUDITED) AND 2017 (UNAUDITED)

	June 30,	June 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from operations	$(14,170)	$(22,000)
Changes in assets and liabilities:
Decrease in prepaid expenses	6,000	15,000
Increase(Decrease) in accrued liabilities	1,500	(6,194)
Decrease in accounts payable	-	-
Decrease in accrued expenses	-	-
Decrease in escrow account hold by attorney	6,670	13,149
Net cash (used in) operating activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Procced from debt settlement	-	-
Escrow accounts hold by director	-	-
Amount due to shareholder	-	-
Decrease in notes payable	-	-
Decrease in notes payable-related parties	-	-
Proceed from common stock issuance	-	-

Net cash provided by financing activities	-	-

Net increase/(decrease) in cash	-	-

CASH AT BEGINNING OF THE YEAR	-	-

CASH AT END OF THE YEAR	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for income taxes	$-	$-

Cash paid for interest expense	$-	$-

The accompanying notes are an integral part of the condensed financial statements.

EASON EDUCATION KINGDOM HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2018 AND DECEMBER 31, 2017

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

The fair value of the Company’s debt as of June 30, 2018 and December 31, 2017 approximated fair value at those times.

Fair value of financial instruments: The carrying amounts of financial instruments, including cash, accounts payable, and accrued expenses approximated fair value as of June 30, 2018 and December 31, 2017 because of the relative short term nature of these instruments.

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

The Company records interest and penalties arising from the underpayment of income taxes in the statement of income under general and administrative expenses. As of June 30, 2018 and December 31, 2017, the Company had no accrued interest or penalties related to uncertain tax positions. The company also did not have any uncertain tax benefits during these years. The tax years 2017, 2016 and 2015 remain open to examination.

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

For the period ended June 30, 2018 and year ended December 31, 2017, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $14,170 (from operations) for the six months ended June 30, 2018 and an accumulated deficit of $620,074. It also sustained operating losses in prior years as well. These factors raise substantial doubt as to its ability to remain a going concern and obtain debt and/or equity financing and achieve profitable operations.

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

2017:	Balance	Rate	Tax
Federal loss carryforward	$565,305	34%	$192,204
Valuation allowance			(192,204)
Deferred tax asset			$-

2018:	Balance	Rate	Tax
Federal loss carryforward	$579,475	21%	$121,690
Valuation allowance			(121,690)
Deferred tax asset			$-

A reconciliation between expected and actual tax liability is presented below.

	2018	2017
Expected (Benefit) – Federal rate 21% (2018 onward), 34% (2017)	$(2,976)	$(20,447)

Effect of:
Valuation allowance	2,976	20,447
Total Actual Provision	$-	$-

As of June 30, 2018, the Company has provided tax losses of $579,475 (December 31, 2017: $565,305). Deferred tax asset is not provided for as the tax losses may not be able to carry forward after a change in substantial ownership of the Company in February 2015.

NOTE 5 – COMMON STOCK

As of June 30, 2018 and December 31, 2017, the Company authorized two classes of stock; 500,000,000 shares of common stock at par value of $0.001 and 175,000,000 Class A preferred stock at par value of $0.001., There are 310,868,500 common shares issued and outstanding as of June 30, 2018 and December 2017. None of the Class A preferred stock is issued During October 2015, the Company issued 300,500,000 share of common stock for a consideration of $300,500 in cash.

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company currently utilizes office space on a rent-free basis from a director and shareholder, and shall do so until substantial revenue-producing operations commence. Management deemed the rent-free space to be of no nominal value.

As of June 30, 2018 and December 31, 2017, total notes payable to the related parties and accrued interests amounted to $0 and $0 in the aggregate.

As of June 30, 2018 and December 31, 2017, there were no outstanding balance due from or due to the shareholders.

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

RESULTS OF OPERATIONS

Three- and Six-Month Periods Ended June 30, 2018 and 2017

We did not earn revenues for the three-month and six-month periods ended June 30, 2018 and 2017.

Three-months Ended June 30, 2018 and 2017

For the three months ended June 30, 2018, we incurred total operating expenses of $6,512, consisting solely of general and administrative expenses. By comparison, for the three months ended June 30, 2017, we incurred total operating expenses of $16,000, consisting solely of general and administrative expenses.

For the three months ended June 30, 2018, we had a net loss of $(6,512). For the three months ended June 30, 2017, we had a net loss of $(16,000).

Six-months Ended June 30, 2018 and 2017

For the six month period ended June 30, 2018, we incurred total operating expenses of $14,170, consisting solely of general and administrative expenses. By comparison, for the six month period ended June 30, 2017, we incurred total operating expenses of $22,000, consisting solely of general and administrative expenses.

For the six months ended June 30, 2018, we had a net loss of $(14,170). For the six months ended June 30, 2017, we had a net loss of $(22,000).

Our accumulated deficit at June 30, 2018, is $620,074.

Liquidity and Capital Resources

At June 30, 2018, we had a cash balance of $124,644, total current assets of $130,644, total current liabilities of approximately $26,500, and working capital and stockholders' equity of approximately $104,144. We do not have sufficient cash on hand to commence our 12-month plan of operation or to fund our ongoing operational expenses. We will need to raise funds to commence our plan of operation and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock or debt securities. If we are successful in completing an equity or debt financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or debt securities to fund our planned activities and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our operations and our business will fail.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements for the six months ended June 30, 2018.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2018, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

EASON EDUCATION KINGDOM HOLDINGS, INC.
(Name of Registrant)

Date: August 20, 2018	By:	/s/ Law Wai Fan
	Name:	Law Wai Fan
	Title:	Chief Executive Officer (principal executive officer)

Date: August 20, 2018	By:	/s/ Cheng Kin Ning, Kenny
	Name:	Cheng Kin Ning, Kenny
	Title:	Chief Financial Officer (principal accounting officer and principal financial officer)

