Form 10-Q
period 2018-09-30
Eason Education Kingdom Holdings, Inc.
filed 2018-11-13
CIK 1132509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

33/F., Kin Sang Commercial Center,

49 King Yip Street,

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

As of November 7, 2018, there were 310,868,500 shares of common stock, $0.001 par value per share, outstanding.

2

EASON EDUCATION KINGDOM HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2018

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

EASON EDUCATION KINGDOM HOLDINGS, INC.

BALANCE SHEETS

SEPTEMBER 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017 (AUDITED)

	September 30,	December 31,
	2018	2017
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash	$-	$-
Escrow accounts hold by attorney	87,694	131,314
Prepaid expenses	3,000	12,000

Total Current Assets	90,694	143,314

TOTAL ASSETS	$90,694	$143,314

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$-	$-
Accounts payable - Related party	-	-
Accrued interest	-	-
Accrued interest - Related parties	-	-
Accrued liabilities	6,000	25,000
Amount due to shareholder	-	-
Notes payable	-	-
Notes payable - Related parties	-	-

Total Current Liabilities	6,000	25,000

STOCKHOLDERS’ EQUITY:
Preferred stock, Class A Preferred Stock; $0.001 par value 175,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized; 2018: 310,868,500 (2017: 310,868,500) shares issued and outstanding	310,869	310,869
Additional paid-in capital	413,349	413,349
Accumulated deficit	(639,524)	(605,904)

Total Stockholders’ Equity	84,694	118,314

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$90,694	$143,314

The accompanying notes are an integral part of the condensed financial statements.

EASON EDUCATION KINGDOM HOLDINGS, INC.

STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 (UNAUDITED) AND 2017 (UNAUDITED)

	September 30,	September 30,
	2018	2017
	(Unaudited)	(Unaudited)

Revenues	$-	$-

Gross Revenues	-	-

Operating Expenses
General and administrative expenses	33,620	32,063

Total Operating Expenses	33,620	32,063

Loss from Operations	(33,620)	(32,063)

Other Income (Expense)
Gain on release of liabilities	-	-
Interest (expense)	-	-
Interest (expense) - Related Parties	-	-

Total Other Income/(Expense)	-	-

Profit/(loss) before Income Taxes	(33,620)	(32,063)

Provision for Income Taxes	-	-

Net Profits/(Loss)	$(33,620)	$(32,063)

Earnings (Loss) per Share Basic and Diluted	$(0.0001)	$(0.0001)

Weighted Average Shares Outstanding Basic and Diluted	310,868,500	310,868,500

The accompanying notes are an integral part of the condensed financial statements.

EASON EDUCATION KINGDOM HOLDINGS, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018 (UNAUDITED) AND 2017 (UNAUDITED)

	September 30,	September 30,
	2018	2017
	(Unaudited)	(Unaudited)

Revenues	-	$-

Gross Revenues	-	-

Operating Expenses
General and administrative expenses	19,450	10,063

Total Operating Expenses	19,450	10,063

Loss from Operations	(19,450)	(10,063)

Other Income (Expense)
Gain on release of liabilities	-	-
Interest (expense)	-	-
Interest (expense) - Related Parties	-	-

Total Other Income/(Expense)	-	-

Profit/(loss) before Income Taxes	(19,450)	(10,063)

Provision for Income Taxes	-	-

Net Profits/(Loss)	(19,450)	$(10,063)

Earnings (Loss) per Share Basic and Diluted	(0.0000)	$(0.0000)

Weighted Average Shares Outstanding Basic and Diluted	310,868,500	310,868,500

The accompanying notes are an integral part of the condensed financial statements.

EASON EDUCATION KINGDOM HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 (UNAUDITED) AND 2017 (UNAUDITED)

	September 30,	September 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net profits (loss) from operations	$(33,620)	$(32,063)
Changes in assets and liabilities:
Decrease in prepaid expenses	9,000	17,500
Increase(Decrease) in accrued liabilities	(19,000)	(10,500)
Decrease in accounts payable	-	-
Decrease in accrued expenses	-	-
Decrease in escrow account hold by attorney	43,620	25,063
Net cash (used in) operating activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Procced from debt settlement	-	-
Escrow accounts hold by director	-	-
Amount due to shareholder	-	-
Decrease in notes payable	-	-
Decrease in notes payable-related parties	-	-
Proceed from common stock issuance	-	-

Net cash provided by financing activities	-	-

Net increase/(decrease) in cash	-	-

CASH AT BEGINNING OF THE YEAR	-	-

CASH AT END OF THE YEAR	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for income taxes	$-	$-

Cash paid for interest expense	$-	$-

The accompanying notes are an integral part of the condensed financial statements.

EASON EDUCATION KINGDOM HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND DECEMBER 31, 2017

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

The fair value of the Company’s debt as of September 30, 2018 and December 31, 2017 approximated fair value at those times.

Fair value of financial instruments: The carrying amounts of financial instruments, including cash, accounts payable, and accrued expenses approximated fair value as of September 30, 2018 and December 31, 2017 because of the relative short term nature of these instruments.

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

The Company records interest and penalties arising from the underpayment of income taxes in the statement of income under general and administrative expenses. As of September 30, 2018 and December 31, 2017, the Company had no accrued interest or penalties related to uncertain tax positions. The company also did not have any uncertain tax benefits during these years. The tax years 2017, 2016 and 2015 remain open to examination.

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

For the period ended September 30, 2018 and year ended December 31, 2017, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $33,620 (from operations) for the nine months ended September 30, 2018 and an accumulated deficit of $639,524. It also sustained operating losses in prior years as well. These factors raise substantial doubt as to its ability to remain a going concern and obtain debt and/or equity financing and achieve profitable operations.

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

2017:	Balance	Rate	Tax
Federal loss carryforward	$565,305	34%	$192,204
Valuation allowance			(192,204)
Deferred tax asset			$-

2018:	Balance	Rate	Tax
Federal loss carryforward	$598,925	21%	$125,774
Valuation allowance			(125,774)
Deferred tax asset			$-

A reconciliation between expected and actual tax liability is presented below.

	2018	2017
Expected (Benefit) – Federal rate 21% (2018 onward), 34% (2017)	$(7,060)	$(20,447)

Effect of:
Valuation allowance	7,060	20,447
Total Actual Provision	$-	$-

As of September 30, 2018, the Company has provided tax losses of $598,925 (December 31, 2017: $565,305). Deferred tax asset is not provided for as the tax losses may not be able to carry forward after a change in substantial ownership of the Company in February 2015.

NOTE 5 – COMMON STOCK

As of September 30, 2018 and December 31, 2017, the Company authorized two classes of stock; 500,000,000 shares of common stock at par value of $0.001 and 175,000,000 Class A preferred stock at par value of $0.001., There are 310,868,500 common shares issued and outstanding as of September 30, 2018 and December 2017. None of the Class A preferred stock is issued During October 2015, the Company issued 300,500,000 share of common stock for a consideration of $300,500 in cash.

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company currently utilizes office space on a rent-free basis from a director and shareholder, and shall do so until substantial revenue-producing operations commence. Management deemed the rent-free space to be of no nominal value.

As of September 30, 2018 and December 31, 2017, total notes payable to the related parties and accrued interests amounted to $0 and $0 in the aggregate.

As of September 30, 2018 and December 31, 2017, there were no outstanding balance due from or due to the shareholders.

NOTE 7 – NOTE PAYABLE

As of September 30, 2018 and December 31, 2017, there were no notes payable and no interests incurred or accrued related to notes payable.

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

PLAN OF OPERATION

We must raise at least $750,000 to commence our plan of operation, described above, and fund our ongoing operational expenses. We have no assurance that future financing will materialize. If that financing is not available, we may be unable to continue our operations. Management believes that if we are successful in raising $750,000, we will be able to generate sales revenue within the following twelve months thereof. However, if such financing is not available, we could fail to satisfy our future cash requirements. We have no assurance that future financing will materialize. Management believes that if subsequent private placements are successful, we will be able to generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If we are unsuccessful in raising at least $750,000 through a private placement, we will then have to seek additional funds through debt financing, which would be highly difficult for a new, development stage business to obtain. Therefore, the Company is highly dependent upon the success of an anticipated private placement offering and failure thereof would result in the Company having to seek capital from other sources such as debt financing, which may not even be available to the Company. However, if such financing were available, because we are a development stage company with little in the way of operations to date, we would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. If and when these funds are obtained, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If we cannot raise additional proceeds via a private placement of our common stock or secure debt financing we would be required to cease business operations and as a result, investors in our common stock would lose all of their investment.

RESULTS OF OPERATIONS

Nine-Month Periods Ended September 30, 2018 and 2017

We did not earn revenues for the nine-month periods ended September 30, 2018 and 2017.

For the period ended September 30, 2018, we incurred total operating expenses of $33,620, consisting solely of general and administrative expenses. By comparison, for the period ended June 30, 2017, we incurred total operating expenses of $32,063, consisting solely of general and administrative expenses.

For the period ended September 30, 2018, we had a net loss of $(14,170). For the period ended June 30, 2017, we had a net loss of (33,620). Our accumulated deficit at September 30, 2018, is $639,524.

Three-Month Periods Ended September 30, 2018 and 2017

For the three-month periods ended September 30, 2018 and 2017, we incurred total operating expenses of $19,450 and $10,063, consisting solely of general and administrative expenses.

For the period ended September 30, 2018, we had other income of $0 and net loss of $19,450. For the period ended September 30, 2017, we had other income of $0 and net loss of $10,063. By comparison, there was no other income for both of the three-month periods ended September 30, 2018 and 2017. The net loss increased from $10,063 to $19,450 from the three-month periods ended of September 30, 2017 to September 30, 2018. The increase was a result of professional fees and operation expenses.

Liquidity and Capital Resources

At September 30, 2018, we had a cash balance of $87,694, total current assets of $90,694, total current liabilities of approximately $6,000, and working capital and stockholders' equity of approximately $84,694. We do not have sufficient cash on hand to commence our 12-month plan of operation or to fund our ongoing operational expenses. We will need to raise funds to commence our plan of operation and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock or debt securities. If we are successful in completing an equity or debt financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or debt securities to fund our planned activities and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our operations and our business will fail.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements for the nine months ended September 30, 2018.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2018, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

EASON EDUCATION KINGDOM HOLDINGS, INC.
(Name of Registrant)

Date: November 13, 2018	By:	/s/ Law Wai Fan
	Name:	Law Wai Fan
	Title:	Chief Executive Officer (principal executive officer)

Date: November 13, 2018	By:	/s/ Cheng Kin Ning, Kenny
	Name:	Cheng Kin Ning, Kenny
	Title:	Chief Financial Officer (principal accounting officer and principal financial officer)

