Form 10-K
period 2018-12-31
Eason Education Kingdom Holdings, Inc.
filed 2019-03-27
CIK 1132509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

Commission File No. 000-52273

EASON EDUCATION KINGDOM HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0435998
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

33/F., Kin Sang Commercial Center,

49 King Yip Street

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

Common Stock, $.001 Par Value

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

At June 30, 2018, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $53,579,025. As of February 27, 2019, there were 310,868,500 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

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

PART I

ITEM 1. BUSINESS

DESCRIPTION OF BUSINESS

DESCRIPTION OF BUSINESS

Our Corporate History and Background

Eason Education Kingdom Holdings, Inc. was incorporated on July 1, 1999, under the laws of the State of Nevada, under the name “Han Logistics, Inc.” We changed our name to “Eason Education Kingdom Holdings, Inc.” on August 6, 2015. From our formation on July 1, 1999 until December 1, 2015, we were engaged in the business of namely the development, marketing and delivering of logistical analysis, problem solving and other logistics services and general business services. Amee Han Lombardi served as President, Secretary, Treasurer and a director from July 1, 1999 until her resignation on February 13, 2015. Michael Vardakis served as a director from April 19, 2012 until his resignation on February 13, 2015. On February 13, 2015, Kin Hon Chu was appointed a director, Law Wai Fan was appointed Chief Executive Officer, Cheng Kin Ning was appointed Chief Financial Officer, and Marie Huen Lai Chun was appointed Chief Operating Officer. Our business offices are currently located at 33/F., Kin Sang Commercial Center, 49 King Yip Street, Kwun Tong, Kowloon, Hong Kong.

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

We are a development stage company and currently have no revenues or significant assets. At December 31, 2018, our total current assets were $86,528 and our total current liabilities were $29,000. Our net loss for the fiscal year ended December 31, 2018 was $60,786.

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

We are in the process of obtaining relevant approvals to operate kindergarten classes at our Xian location. We expect to begin offering kindergarten classes by the third calendar quarter of 2019. We expect to offer four kindergarten classes and have approximately 100 students by the end of 2019. By the end of 2019, we hope to offer 6-7 kindergarten classes with approximately 200 enrolled students. We expect our kindergartens to achieve profitability after three to four years of operations.

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

We are subject to all of the risks inherent in a pre-revenue educational company. We hope to enroll approximately 100 art and playgroup center students by the third calendar quarter of 2019 and have our art and playgroup centers achieve profitability by after twelve months of operation. By the end of 2018, we hope to offer 6-7 kindergarten classes with approximately 200 enrolled students and have our kindergartens achieve profitability after three to four years of operations.

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

Employees

Our officers and sole director are non-employee officers and directors of the Company; we have no employees as of December 31, 2018.

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

Research and Development Expenditures

For the year ended December 31, 2018, we incurred no research or development expenditures.

Bankruptcy or Similar Proceedings

We have never been subject to bankruptcy, receivership or any similar proceeding.

ITEM 1A. RISK FACTORS

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently do not own any physical property or real property. Our executive offices are located at 33/F., Kin Sang Commercial Center, 49 King Yip Street, Kwun Tong, Kowloon, Hong Kong. We believe that this space is adequate for our present operations.

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

	Common Stock Bid Price
Financial Quarter Ended	High ($)	Low ($)
December 31, 2018	0.58	0.525
September 30, 2018	0.65	0.65
June 30, 2018	0.51	0.51
March 31, 2018	0.51	0.51

December 31, 2017	0.52	0.52
September 30, 2017	0.52	0.52
June 30, 2017	1.00	0.00
March 31, 2017	1.00	1.00

HOLDERS

As of February 27, 2019, there were 310,868,500 shares of common stock issued and outstanding held by approximately 69 stockholders of record. We believe that we have more than 76 beneficial holders of our common stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

There are no unreported sales of equity securities at December 31, 2018.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We have not established any compensation plans under which equity securities are authorized for issuance.

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2018.

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

Our auditor’s report regarding our December 31, 2018, financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business.

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

The Company believes it can satisfy its cash requirements through the fiscal year ending December 31, 2018, from its current cash. As of December 31, 2018, we had a working capital of $86,528.

Results of Operations

For the years ended December 31, 2018 and 2017

We did not earn revenues for the years ended December 31, 2018 and 2017.

For the year ended December 31, 2018, we incurred total operating expenses of $60,786, consisting solely of general and administrative expenses, comprising professional fees and filing expenses.

For the year ended December 31, 2017, we incurred total operating expenses of $60,138, consisting solely of general and administrative expenses, comprising professional fees and filing expenses.

For the year ended December 31, 2018, net loss was $60,786, or $0.0002 loss per share. For the year ended December 31, 2017, net loss was $60,138, or $0.0002 loss per share.

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

Liquidity and Capital Resources

At December 31, 2018, we had no cash balance, and net working capital of $57,528. Such cash amount was not sufficient to commence our 12-month plan of operation. We will need to raise funds to commence our 12-month plan of operation and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock. If we are successful in completing equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our 12-month plan of operation and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our 12-month plan of operation and our business will fail.

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

The fair value of the Company’s debt as of December 31, 2018 and 2017 approximated fair value at those times.

Fair value of financial instruments: The carrying amounts of financial instruments, including cash, accounts payable, and accrued expenses approximated fair value as of December 31, 2018 and 2017 because of the relative short term nature of these instruments.

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

The Company records interest and penalties arising from the underpayment of income taxes in the statement of income under general and administrative expenses. As of December 31, 2018 and 2017, the Company had no accrued interest or penalties related to uncertain tax positions. The company also did not have any uncertain tax benefits during these years. The tax years 2018, 2017 and 2016 remain open to examination.

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

For the year ended December 31, 2018 and 2017, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

The FASB issued an Accounting Standards Update (ASU) that helps organizations address certain stranded income tax effects in accumulated other comprehensive income (AOCI) resulting from the Tax Cuts and Jobs Act.

ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, provides financial statement preparers with an option to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded.

The ASU requires financial statement preparers to disclose:

•	A description of the accounting policy for releasing income tax effects from AOCI;
•	Whether they elect to reclassify the stranded income tax effects from the Tax Cuts and Jobs Act; and
•	Information about the other income tax effects that are reclassified.

The amendments affect any organization that is required to apply the provisions of Topic 220, Income Statement—Reporting Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP.

The amendments are effective for all organizations for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. Organizations should apply the proposed amendments either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized.

The FASB has issued Accounting Standards Update (ASU) No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. ASU 2018-05 amends certain SEC material in Topic 740 for the income tax accounting implications of the recently issued Tax Cuts and Jobs Act (Act).

ASU 2018-05 adds the following guidance, among other things, to the FASB Accounting Standards Codification™ regarding the Act:

•	Question 1: If the accounting for certain income tax effects of the Act is not completed by the time a company issues its financial statements that include the reporting period in which the Act was enacted, what amounts should a company include in its financial statements for those income tax effects for which the accounting under Topic 740 is incomplete?

•	Answer 1: In a company’s financial statements that include the reporting period in which the Act was enacted, a company must first reflect the income tax effects of the Act in which the accounting under Topic 740 is complete. These completed amounts would not be provisional amounts. The company would then also report provisional amounts for those specific income tax effects of the Act for which the accounting under Topic 740 will be incomplete but a reasonable estimate can be determined. For any specific income tax effects of the Act for which a reasonable estimate cannot be determined, the company would not report provisional amounts and would continue to apply Topic 740 based on the provisions of the tax laws that were in effect immediately prior to the Act being enacted. For those income tax effects for which a company was not able to determine a reasonable estimate (such that no related provisional amount was reported for the reporting period in which the Act was enacted), the company would report provisional amounts in the first reporting period in which a reasonable estimate can be determined.

•	Question 2: If an entity accounts for certain income tax effects of the Act under a measurement period approach, what disclosures should be provided?

•	Answer 2: The staff believes an entity should include financial statement disclosures to provide information about the material financial reporting impacts of the Act for which the accounting under Topic 740 is incomplete, including:

a. Qualitative disclosures of the income tax effects of the Act for which the accounting is incomplete;

b. Disclosures of items reported as provisional amounts;

c. Disclosures of existing current or deferred tax amounts for which the income tax effects of the Act have not been completed;

d. The reason why the initial accounting is incomplete;

e. The additional information that is needed to be obtained, prepared, or analyzed in order to complete the accounting requirements under Topic 740;

f. The nature and amount of any measurement period adjustments recognized during the reporting period;

g. The effect of measurement period adjustments on the effective tax rate; and

h. When the accounting for the income tax effects of the Act has been completed.

ASU 2018-05 is effective upon inclusion in the FASB Codification.

The FASB has issued Accounting Standards Update (ASU) No. 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities, that reduces the cost and complexity of financial reporting associated with consolidation of variable interest entities (VIEs). A VIE is an organization in which consolidation is not based on a majority of voting rights.

The new guidance supersedes the private company alternative for common control leasing arrangements issued in 2014 and expands it to all qualifying common control arrangements.

Under the new standard, a private company could make an accounting policy election to not apply VIE guidance to legal entities under common control (including common control leasing arrangements) when certain criteria are met. This accounting policy election must be applied by a private company to all current and future legal entities under common control that meet the criteria for applying the alternative. A private company will be required to continue to apply other consolidation guidance, specifically the voting interest entity guidance.

Additionally, a private company electing the alternative is required to provide detailed disclosures about its involvement with, and exposure to, the legal entity under common control.

The ASU also amends the guidance for determining whether a decision-making fee is a variable interest. The amendments require organizations to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety (as currently required in GAAP). Therefore, these amendments likely will result in more decision makers not consolidating VIEs.

For organizations other than private companies, the amendments in this ASU are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The amendments in this ASU are effective for a private company for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. Early adoption is permitted.”

SUBSEQUENT EVENTS

None.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 8. FINANCIAL STATEMENTS

Eason Education Kingdom Holdings, Inc.

中正達會計師事務 Centurion ZD CPA & Co. Certified Public Accountants (Practising)

Unit 1304, 13/F, Two Harbourfront, 22 Tak Fung Street, Hunghom, Hong Kong. 香港 紅磡 德豐街22號 海濱廣場二期 13樓1304室 Tel 電話: (852) 2126 2388 Fax 傳真: (852) 2122 9078 Email 電郵: info@czdcpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: the Board of Directors and Stockholders of

Eason Education Kingdom Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Eason Education Kingdom Holdings, Inc. ("the Company") as of December 31, 2018 and 2017, and the related statements of income and comprehensive income, change in stockholders' equity and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Eason Education Kingdom Holdings, Inc. as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Centurion ZD CPA & Co.

Centurion ZD CPA & Co.

(as successor to Centurion ZD CPA Limited)

We have served as the Company’s auditor since 2015.

Hong Kong, China

March 21, 2019

EASON EDUCATION KINGDOM HOLDINGS, INC.

BALANCE SHEETS

DECEMBER 31, 2018 AND 2017

	December 31,	December 31,
	2018	2017
ASSETS
CURRENT ASSETS:
Cash	$-	$-
Escrow accounts hold by attorney	86,528	131,314
Prepaid expenses	-	12,000

Total Current Assets	86,528	143,314

TOTAL ASSETS	$86,528	$143,314

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$-	$-
Accounts payable - Related party	-	-
Accrued interest	-	-
Accrued interest - Related parties	-	-
Accrued liabilities	29,000	25,000
Amount due to shareholder	-	-
Notes payable	-	-
Notes payable - Related parties	-	-

Total Current Liabilities	29,000	25,000

STOCKHOLDERS’ EQUITY:
Preferred stock, Class A Preferred Stock; $0.001 par value 175,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized; 2018: 310,868,500 (2017: 310,868,500) shares issued and outstanding	310,869	310,869
Additional paid-in capital	413,349	413,349
Accumulated deficit	(666,690)	(605,904)

Total Stockholders’ Equity	57,528	118,314

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$86,528	$143,314

The accompanying notes are an integral part of these financial statements.

EASON EDUCATION KINGDOM HOLDINGS, INC.

STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2018 AND 2017

	Year Ended	Year Ended
	December 31,	December 31,
	2018	2017

Revenues	$-	$-

Gross Revenues	-	-

Operating Expenses
General and administrative expenses	60,786	60,138

Total Operating Expenses	60,786	60,138

Loss from Operations	(60,786)	(60,138)

Other Income (Expense)
Gain on release of liabilities	-	-
Interest (expense)	-	-
Interest (expense) - Related Parties	-	-

Total Other Income/(Expense)	-	-

Profit/(loss) before Income Taxes	(60,786)	(60,138)

Provision for Income Taxes	-	-

Net Profits/(Loss)	$(60,786)	$(60,138)

Earnings (Loss) per Share Basic and Diluted	$(0.0002)	$(0.0002)

Weighted Average Shares Outstanding Basic and Diluted	310,868,500	310,868,500

The accompanying notes are an integral part of these financial statements.

 EASON EDUCATION KINGDOM HOLDINGS, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

YEARS ENDED DECEMBER 31, 2018 AND 2017

	Capital Stock	Paid-in	Additional Accumulated	Accumulated
	Shares	Amount	Capital	Deficits	Net Deficit

BALANCE, December 31, 2014	10,368,500	$10,369	$110,533	$(660,677)	$(539,775)
Shares issued	300,500,000	300,500	-	-	300,500
Debt settlement on ownership change	-	-	302,816	-	302,816
Net loss for the year ended December 31, 2015	-	-	-	167,575	167,575
BALANCE, December 31, 2015	310,868,500	$310,869	$413,349	$(493,102)	$231,116

Net loss for the year ended December 31, 2016	-	-	-	(52,664)	(52,664)
BALANCE, December 31, 2016	310,868,500	$310,869	$413,349	$(545,766)	$178,452

Net Loss for the year ended December 31, 2017	-	-	-	(60,138)	(60,138)
BALANCE, December 31, 2017	310,868,500	$310,869	$413,349	$(605,904)	$118,314

Net Loss for the year ended December 31, 2018	-	-	-	(60,786)	(60,786)
BALANCE, December 31, 2018	310,868,500	$310,869	$413,349	$(666,690)	$57,528

The accompanying notes are an integral part of these financial statements.

EASON EDUCATION KINGDOM HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2018 AND 2017

	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net profits (loss) from operations	$(60,786)	$(60,138)
Changes in assets and liabilities:
Decrease in prepaid expenses	12,000	8,000
Increase (Decrease) in accrued liabilities	4,000	5,000
Decrease in accounts payable	-	-
Decrease in accrued expenses	-	-
Decrease in escrow account hold by attorney	44,786	47,138
Net cash (used in) operating activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Procced from debt settlement	-	-
Escrow accounts hold by director	-	-
Amount due to shareholder	-	-
Decrease in notes payable	-	-
Decrease in notes payable-related parties	-	-
Proceed from common stock issuance	-	-

Net cash provided by financing activities	-	-

Net increase/(decrease) in cash	-	-

CASH AT BEGINNING OF THE YEAR	-	-

CASH AT END OF THE YEAR	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for income taxes	$-	$-

Cash paid for interest expense	$-	$-

The accompanying notes are an integral part of these financial statements.

EASON EDUCATION KINGDOM HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

The fair value of the Company’s debt as of December 31, 2018 and 2017 approximated fair value at those times.

Fair value of financial instruments: The carrying amounts of financial instruments, including cash, accounts payable, and accrued expenses approximated fair value as of December 31, 2018 and 2017 because of the relative short term nature of these instruments.

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

The Company records interest and penalties arising from the underpayment of income taxes in the statement of income under general and administrative expenses. As of December 31, 2018 and 2017, the Company had no accrued interest or penalties related to uncertain tax positions. The company also did not have any uncertain tax benefits during these years. The tax years 2018, 2017 and 2016 remain open to examination.

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

For the year ended December 31, 2018 and 2017, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

The FASB issued an Accounting Standards Update (ASU) that helps organizations address certain stranded income tax effects in accumulated other comprehensive income (AOCI) resulting from the Tax Cuts and Jobs Act.

ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, provides financial statement preparers with an option to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded.

The ASU requires financial statement preparers to disclose:

•	A description of the accounting policy for releasing income tax effects from AOCI;
•	Whether they elect to reclassify the stranded income tax effects from the Tax Cuts and Jobs Act; and
•	Information about the other income tax effects that are reclassified.

The amendments affect any organization that is required to apply the provisions of Topic 220, Income Statement—Reporting Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP.

The amendments are effective for all organizations for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. Organizations should apply the proposed amendments either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized.

The FASB has issued Accounting Standards Update (ASU) No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. ASU 2018-05 amends certain SEC material in Topic 740 for the income tax accounting implications of the recently issued Tax Cuts and Jobs Act (Act).

ASU 2018-05 adds the following guidance, among other things, to the FASB Accounting Standards Codification™ regarding the Act:

•

Question 1: If the accounting for certain income tax effects of the Act is not completed by the time a company issues its financial statements that include the reporting period in which the Act was enacted, what amounts should a company include in its financial statements for those income tax effects for which the accounting under Topic 740 is incomplete?

•

Answer 1: In a company’s financial statements that include the reporting period in which the Act was enacted, a company must first reflect the income tax effects of the Act in which the accounting under Topic 740 is complete. These completed amounts would not be provisional amounts. The company would then also report provisional amounts for those specific income tax effects of the Act for which the accounting under Topic 740 will be incomplete but a reasonable estimate can be determined. For any specific income tax effects of the Act for which a reasonable estimate cannot be determined, the company would not report provisional amounts and would continue to apply Topic 740 based on the provisions of the tax laws that were in effect immediately prior to the Act being enacted. For those income tax effects for which a company was not able to determine a reasonable estimate (such that no related provisional amount was reported for the reporting period in which the Act was enacted), the company would report provisional amounts in the first reporting period in which a reasonable estimate can be determined.

•	Question 2: If an entity accounts for certain income tax effects of the Act under a measurement period approach, what disclosures should be provided?

•

Answer 2: The staff believes an entity should include financial statement disclosures to provide information about the material financial reporting impacts of the Act for which the accounting under Topic 740 is incomplete, including:

a. Qualitative disclosures of the income tax effects of the Act for which the accounting is incomplete;

b. Disclosures of items reported as provisional amounts;

c. Disclosures of existing current or deferred tax amounts for which the income tax effects of the Act have not been completed;

d. The reason why the initial accounting is incomplete;

e. The additional information that is needed to be obtained, prepared, or analyzed in order to complete the accounting requirements under Topic 740;

f. The nature and amount of any measurement period adjustments recognized during the reporting period;

g. The effect of measurement period adjustments on the effective tax rate; and

h. When the accounting for the income tax effects of the Act has been completed.

ASU 2018-05 is effective upon inclusion in the FASB Codification.

The FASB has issued Accounting Standards Update (ASU) No. 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities, that reduces the cost and complexity of financial reporting associated with consolidation of variable interest entities (VIEs). A VIE is an organization in which consolidation is not based on a majority of voting rights.

The new guidance supersedes the private company alternative for common control leasing arrangements issued in 2014 and expands it to all qualifying common control arrangements.

Under the new standard, a private company could make an accounting policy election to not apply VIE guidance to legal entities under common control (including common control leasing arrangements) when certain criteria are met. This accounting policy election must be applied by a private company to all current and future legal entities under common control that meet the criteria for applying the alternative. A private company will be required to continue to apply other consolidation guidance, specifically the voting interest entity guidance.

Additionally, a private company electing the alternative is required to provide detailed disclosures about its involvement with, and exposure to, the legal entity under common control.

The ASU also amends the guidance for determining whether a decision-making fee is a variable interest. The amendments require organizations to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety (as currently required in GAAP). Therefore, these amendments likely will result in more decision makers not consolidating VIEs.

For organizations other than private companies, the amendments in this ASU are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The amendments in this ASU are effective for a private company for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. Early adoption is permitted.”

NOTE 3 – GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $60,786 (from operations) for the year ended December 31, 2018 and an accumulated deficit of $666,690. It also sustained operating losses in prior years as well. These factors raise substantial doubt as to its ability to remain a going concern and obtain debt and/or equity financing and achieve profitable operations.

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

2017:	Balance	Rate	Tax
Federal loss carryforward	$565,305	34%	$192,204
Valuation allowance			(192,204)
Deferred tax asset			$-

2018:	Balance	Rate	Tax
Federal loss carryforward	$626,094	21%	$131,480
Valuation allowance			(131,480)
Deferred tax asset			$-

A reconciliation between expected and actual tax liability is presented below.

	2018	2017
Expected (Benefit) – Federal rate 21% (2018 onward), 34% (2017)	$(12,765)	$(20,447)

Effect of:
Valuation allowance	12,765	20,447
Total Actual Provision	$-	$-

As of December 31, 2018, the Company has provided tax losses of $626,094 (December 31, 2017: $565,305). Deferred tax asset is not provided for as the tax losses may not be able to carry forward after a change in substantial ownership of the Company in February 2015.

NOTE 5 – COMMON STOCK

As of December 31, 2018 and 2017, the Company authorized two classes of stock; 500,000,000 shares of common stock at par value of $0.001 and 175,000,000 Class A preferred stock at par value of $0.001., There are 310,868,500 common shares issued and outstanding as of December 2018 and 2017. None of the Class A preferred stock is issued During October 2015, the Company issued 300,500,000 share of common stock for a consideration of $300,500 in cash.

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company currently utilizes office space on a rent-free basis from a director and shareholder, and shall do so until substantial revenue-producing operations commence. Management deemed the rent-free space to be of no nominal value.

As of December 31, 2018 and 2017, total notes payable to the related parties and accrued interests amounted to $0 and $0 in the aggregate.

As of December 31, 2018 and 2017, there were no outstanding balance due from or due to the shareholders.

NOTE 7 – NOTE PAYABLE

As of December 31, 2018 and 2017, there were no notes payable and no interests incurred or accrued related to notes payable.

NOTE 8 – RELEASE OF LIABILITIES

On February 12, 2015, Michael Vardakis (“Then Majority Shareholder”) entered into a Stock Purchase Agreement with Kin Hon Chu (“New Majority Shareholder”) wherein Mr. Vardakis sold 8,813,225 shares of the Company’s common stock, representing approximately 85% of all issued and outstanding shares to Mr. Chu. Mr. Chu paid $4,406.61 to Michael Vardakis for this control block of shares and also directly paid off all of the existing liabilities of the Company. Accordingly, certain liabilities of $236,959 were released by the creditors as a result of the change.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal year ended December 31, 2018, we carried out an evaluation, under the supervision and with the participation of members of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Our CEO and our CFO have concluded, based on their evaluation, that as of December 31, 2018, our disclosure controls and procedures were not effective at the end of the fiscal year to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit with the SEC under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Our management assessed our internal control over financial reporting based on the 2013 version of the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this assessment, our management concluded that our internal control over financial reporting was not effective as of December 31, 2018 based on such criteria. Deficiencies existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a majority of independent members and a lack of a majority of outside directors on our Board, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (ii) inadequate segregation of duties consistent with control objectives. Management believes that the lack of a majority of outside directors on our Board results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Changes in Internal Controls over Financial Reporting

In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of Section 404 of the Sarbanes-Oxley Act, we continue to review, test, and improve the effectiveness of our internal controls. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter and since the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective age’s as of December 31, 2018 are as follows:

Name	Age	Positions

Chu Kin Hon	31	Director
Law Wai Fan	32	Chief Executive Officer
Cheng Kin Ning	34	Chief Financial Officer
Marie Huen Lai Chun	32	Chief Operating Officer

Chu Kin Hon, age 31

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

Law Wai Fan, age 32

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

Cheng Kin Ning, age 34

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

Marie Huen Lai Chun, age 32

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

SIGNIFICANT EMPLOYEES AND CONSULTANTS

As of December 31, 2018, the Company has no significant employees.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based on our review of filings made on the SEC website, and the fact of us not receiving certain forms or written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2018, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our President and all other executive officers (collectively, the “Named Executive Officers”) in the fiscal years ended December 31, 2018 and 2015:

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our Officers for all services rendered in all capacities to us for the fiscal periods indicated.

						Non-Equity
						Incentive	Nonqualified
Name and Principal Position				Stock	Option	Plan	Deferred	All Other
	Year	Salary ($)	Bonus ($)	Awards ($)	Awards ($)	Compensation($)	Compensation($)	Compensation($)	Total ($)
Law Wai	2018	0	0	0	0	0	0	0	0
Fan (1)	2017	0	0	0	0	0	0	0	0

Cheng Kin	2018	0	0	0	0	0	0	0	0
Ning (2)	2017	0	0	0	0	0	0	0	0

Marie Huen	2018	0	0	0	0	0	0	0	0
Lai Chun (3)	2017	0	0	0	0	0	0	0	0

 _____________

(1)	Appointed Chief Executive Officer on February 13, 2015.
(2)	Appointed Chief Financial Officer on February 13, 2015.
(3)	Appointed Chief Operating Officer on February 13, 2015.

Option Exercises and Fiscal Year-End Option Value Table.

There were no stock options exercised by the named executive officers as of the end of the fiscal period ended December 31, 2018.

Long-Term Incentive Plans and Awards

There were no awards made to a named executive officer, under any long-term incentive plan, as of the end of the fiscal period ended December 31, 2018.

We currently do not pay any compensation to our directors serving on our board of directors.

STOCK OPTION GRANTS

The following table sets forth stock option grants and compensation or the fiscal year ended December 31, 2018:

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

The following table sets forth director compensation or the fiscal year ended December 31, 2018:

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of December 31, 2018, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 310,868,500 shares of our common stock issued and outstanding as of December 31, 2018. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

Title of Class	Name and Address of Beneficial Owner (2)	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)

Common Stock	Chu Kin Hon (3)	208,813,213	67.1%
Common Stock	Xue Qi He	25,000,000	8.0%
Common Stock	Jie Hua Rong	25,000,000	8.0%
Common Stock	Zhi Yong Tan	25,000,000	8.0%
Common Stock	Jia Ye Xuan	25,000,000	8.0%
Common Stock	Law Wai Fan (4)	*	*
Common Stock	Cheng Kin Ning (5)	*	*
Common Stock	Marie Huen Lai Chun (6)	*	*
All directors and executive officers as a group (4 persons)		208,813,213	67.1%

  ______________

(1)	Calculated based on 310,868,500 shares of common stock issued and outstanding on December 31, 2018.
(2)

Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of: 33/F., Kin Sang Commercial Center, 49 King Yip Street, Kwun Tong, Kowloon, Hong Kong.

(3)	Appointed a director on February 13, 2015.
(4)	Appointed Chief Executive Officer on February 13, 2015.
(5)	Appointed Chief Financial Officer on February 13, 2015.
(6)	Appointed Chief Operating Officer on February 13, 2015.
*	Less than 1%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended December 31, 2018 and 2017, the total fees charged to the company for audit services, including quarterly reviews were $20,000 and $21,000, for audit-related services were $0 and $0 and for tax services and other services were $0 and $0, respectively.

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

EASON EDUCATION KINGDOM HOLDINGS, INC.
(Name of Registrant)

Date: March 27, 2019	By:	/s/ Law Wai Fan
	Name:	Law Wai Fan
	Title:	Chief Executive Officer (principal executive officer)

Date: March 27, 2019	By:	/s/ Cheng Kin Ning
	Name:	Cheng Kin Ning
	Title:	Chief Financial Officer (principal accounting officer and principal financial officer)

