Form 10-Q
period 2019-03-31
Eason Education Kingdom Holdings, Inc.
filed 2019-05-14
CIK 1132509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

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

As of May 9, 2019, there were 310,868,500 shares of common stock, $0.001 par value per share, outstanding.

EASON EDUCATION KINGDOM HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2019

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

EASON EDUCATION KINGDOM HOLDINGS, INC.

CONDENSED BALANCE SHEETS

MARCH 31, 2019 (UNAUDITED) AND DECEMBER 31, 2018 (AUDITED)

	March 31,	December 31,
	2019	2018
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash	$-	$-
Escrow accounts hold by attorney	78,911	86,528
Prepaid expenses	-	-

Total Current Assets	78,911	86,528

TOTAL ASSETS	$78,911	$86,528

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$-	$-
Accounts payable - Related party	-	-
Accrued interest	-	-
Accrued interest - Related parties	-	-
Accrued liabilities	28,444	29,000
Amount due to shareholder	-	-
Notes payable	-	-
Notes payable - Related parties	-	-

Total Current Liabilities	28,444	29,000

STOCKHOLDERS’ EQUITY:
Preferred stock, Class A Preferred Stock; $0.001 par value 175,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized; 2019: 310,868,500 (2018: 310,868,500) shares issued and outstanding	310,869	310,869
Additional paid-in capital	413,349	413,349
Accumulated deficit	(673,751)	(666,690)

Total Stockholders’ Equity	50,467	57,528

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$78,911	$86,528

The accompanying notes are an integral part of the condensed financial statements.

EASON EDUCATION KINGDOM HOLDINGS, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 (UNAUDITED) AND 2018 (UNAUDITED)

	March 31,	March 31,
	2019	2018

Revenues	$-	$-

Gross Revenues	-	-

Operating Expenses
General and administrative expenses	7,061	7,658

Total Operating Expenses	7,061	7,658

Loss from Operations	(7,061)	(7,658)

Other Income (Expense)
Gain on release of liabilities	-	-
Interest (expense)	-	-
Interest (expense) - Related Parties	-	-

Total Other Income/(Expense)	-	-

Profit/(loss) before Income Taxes	(7,061)	(7,658)

Provision for Income Taxes	-	-

Net Profits/(Loss)	$(7,061)	$(7,658)

Earnings (Loss) per Share Basic and Diluted	$(0.0000)	$(0.0000)

Weighted Average Shares Outstanding Basic and Diluted	310,868,500	310,868,500

The accompanying notes are an integral part of the condensed financial statements.

EASON EDUCATION KINGDOM HOLDINGS, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2018

	Capital Stock	Paid-in	Additional Accumulated	Accumulated
	Shares	Amount	Capital	Deficits	Net Deficit

BALANCE, December 31, 2014	10,368,500	$10,369	$110,533	$(660,677)	$(539,775)
Shares issued	300,500,000	300,500	-	-	300,500
Debt settlement on ownership change	-	-	302,816	-	302,816
Net loss for the year ended December 31, 2015	-	-	-	167,575	167,575
BALANCE, December 31, 2015	310,868,500	$310,869	$413,349	$(493,102)	$231,116

Net loss for the year ended December 31, 2016	-	-	-	(52,664)	(52,664)
BALANCE, December 31, 2016	310,868,500	$310,869	$413,349	$(545,766)	$178,452

Net Loss for the year ended December 31, 2017	-	-	-	(60,138)	(60,138)
BALANCE, December 31, 2017	310,868,500	$310,869	$413,349	$(605,904)	$118,314

Net Loss for the three months ended March 31, 2018	-	-	-	(7,658)	(7,658)
BALANCE, March 31, 2018	310,868,500	$310,869	$413,349	$(613,562)	$110,656

The accompanying notes are an integral part of these financial statements.

 EASON EDUCATION KINGDOM HOLDINGS, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND YEAR ENDED DECEMBER 31, 2018

	Capital Stock	Paid-in	Additional Accumulated	Accumulated
	Shares	Amount	Capital	Deficits	Net Deficit

BALANCE, December 31, 2014	10,368,500	$10,369	$110,533	$(660,677)	$(539,775)
Shares issued	300,500,000	300,500	-	-	300,500
Debt settlement on ownership change	-	-	302,816	-	302,816
Net loss for the year ended December 31, 2015	-	-	-	167,575	167,575
BALANCE, December 31, 2015	310,868,500	$310,869	$413,349	$(493,102)	$231,116

Net loss for the year ended December 31, 2016	-	-	-	(52,664)	(52,664)
BALANCE, December 31, 2016	310,868,500	$310,869	$413,349	$(545,766)	$178,452

Net Loss for the year ended December 31, 2017	-	-	-	(60,138)	(60,138)
BALANCE, December 31, 2017	310,868,500	$310,869	$413,349	$(605,904)	$118,314

Net Loss for the year ended December 31, 2018	-	-	-	(60,786)	(60,786)
BALANCE, December 31, 2018	310,868,500	$310,869	$413,349	$(666,690)	$57,528

Net Loss for the period ended March 31, 2019	-	-	-	(7,061)	(7,061)
BALANCE, March 31, 2019	310,868,500	$310,869	$413,349	$(673,751)	$50,467

The accompanying notes are an integral part of these financial statements.

EASON EDUCATION KINGDOM HOLDINGS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 (UNAUDITED)

	2019	2018
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profits (loss) from operations	$(7,061)	$(7,658)
Changes in assets and liabilities:
Decrease in prepaid expenses	-	3,000
Increase(Decrease) in accrued liabilities	(556)	4,000
Decrease in accounts payable	-	-
Decrease in accrued expenses	-	-
Decrease in escrow account hold by attorney	7,617	658
Net cash (used in) operating activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Procced from debt settlement	-	-
Escrow accounts hold by director	-	-
Amount due to shareholder	-	-
Decrease in notes payable	-	-
Decrease in notes payable-related parties	-	-
Proceed from common stock issuance	-	-

Net cash provided by financing activities	-	-

Net increase/(decrease) in cash	-	-

CASH AT BEGINNING OF THE YEAR	-	-

CASH AT END OF THE YEAR	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for income taxes	$-	$-

Cash paid for interest expense	$-	$-

The accompanying notes are an integral part of the condensed financial statements.

EASON EDUCATION KINGDOM HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019 AND DECEMBER 31, 2018

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

The fair value of the Company’s debt as of March 31, 2019 and December 31, 2018 approximated fair value at those times.

Fair value of financial instruments: The carrying amounts of financial instruments, including cash, accounts payable, and accrued expenses approximated fair value as of March 31, 2019 and December 31, 2018 because of the relative short term nature of these instruments.

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

The Company records interest and penalties arising from the underpayment of income taxes in the statement of income under general and administrative expenses. As of March 31, 2019 and December 31, 2018, the Company had no accrued interest or penalties related to uncertain tax positions. The company also did not have any uncertain tax benefits during these years. The tax years 2018, 2017 and 2016 remain open to examination.

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

For the three months ended March 31, 2019 and 2018, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $7,061 (from operations) for the three months ended March 31, 2019 and an accumulated deficit of $673,751. It also sustained operating losses in prior years as well. These factors raise substantial doubt as to its ability to remain a going concern and obtain debt and/or equity financing and achieve profitable operations.

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

2019:	Balance	Rate	Tax
Federal loss carryforward	$633,155	21%	$132,963
Valuation allowance			(132,963)
Deferred tax asset			$-

2018:	Balance	Rate	Tax
Federal loss carryforward	$626,094	21%	$131,480
Valuation allowance			(131,480)
Deferred tax asset			$-

A reconciliation between expected and actual tax liability is presented below.

	2019	2018
Expected (Benefit) – Federal rate 21%	$(1,483)	$(12,765)

Effect of:
Valuation allowance	1,483	12,765
Total Actual Provision	$-	$-

As of March 31, 2019, the Company has provided tax losses of $633,155 (December 31, 2018: $626,094). Deferred tax asset is not provided for as the tax losses may not be able to carry forward after a change in substantial ownership of the Company in February 2015.

NOTE 5 – COMMON STOCK

As of March 31, 2019 and December 31, 2018, the Company authorized two classes of stock; 500,000,000 shares of common stock at par value of $0.001 and 175,000,000 Class A preferred stock at par value of $0.001., There are 310,868,500 common shares issued and outstanding as of March 31, 2019 and December 2018. None of the Class A preferred stock is issued During October 2015, the Company issued 300,500,000 share of common stock for a consideration of $300,500 in cash.

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company currently utilizes office space on a rent-free basis from a director and shareholder, and shall do so until substantial revenue-producing operations commence. Management deemed the rent-free space to be of no nominal value.

As of March 31, 2019 and December 31, 2018, total notes payable to the related parties and accrued interests amounted to $0 and $0 in the aggregate.

As of March 31, 2019 and December 31, 2018, there were no outstanding balance due from or due to the shareholders.

NOTE 7 – NOTE PAYABLE

As of March 31, 2019 and December 31, 2018, there were no notes payable and no interests incurred or accrued related to notes payable.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of Eason Education Kingdom Holdings, Inc., a Nevada corporation (the “Company”), and development-stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the December 31, 2018 audited financial statements and related notes included in the Company's Form 10-K (File No. 000-52273; the “Form 10-K”), as filed with the Securities and Exchange Commission on March 27, 2019. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements

OVERVIEW

The Company was incorporated in the State of Nevada on July 1, 1999, and established a fiscal year end of December 31.

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

PLAN OF OPERATION

We are a development stage corporation and have not yet generated or realized any revenues from our business. We are involved in the child education business in China. During the 12 months following the date of filing of this Quarterly Report on Form 10-Q, will be focused on attempting to raise $750,000 of funds to expand our business. We have no assurance that future financing will materialize. If that financing is not available, we may be unable to continue. Management believes that if we are successful in raiding $750,000, we will be able to generate sales revenue within the following twelve months thereof. However, if such public financing is not available, we could fail to satisfy our future cash requirements.. We have no assurance that future financing will materialize. If that financing is not available we may be unable to continue. Management believes that if subsequent private placements are successful, we will be able to generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

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

RESULTS OF OPERATIONS

Three-Month Periods Ended March 31, 2019 and 2018

We did not earn revenues for the three-month periods ended March 31, 2019 and 2018.

For the period ended March 31, 2019, we incurred total operating expenses of $7,061, consisting solely of general and administrative expenses. By comparison, for the period ended March 31, 2018, we incurred total operating expenses of $7,658, consisting solely of general and administrative expenses.

For the period ended March 31, 2019, we had a net loss of $7,061. For the period ended March 31, 2018, we had a net loss of $7,658. Our accumulated deficit at March 31, 2019, is $673,751.

Liquidity and Capital Resources

At March 31, 2019, we had a cash balance of $78,911, total current assets of $78,911, total current liabilities of approximately $28,444, and working capital and stockholders' equity of approximately $50,467. We do not have sufficient cash on hand to commence our 12-month plan of operation or to fund our ongoing operational expenses. We will need to raise funds to commence our plan of operation and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock or debt securities. If we are successful in completing an equity or debt financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or debt securities to fund our planned activities and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our operations and our business will fail.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements for the three months ended March 31, 2019.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2019, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

EASON EDUCATION KINGDOM HOLDINGS, INC.
(Name of Registrant)

Date: May 14, 2019	By:	/s/ Law Wai Fan
	Name:	Law Wai Fan
	Title:	Chief Executive Officer (principal executive officer)

Date: May 14, 2019	By:	/s/ Cheng Kin Ning, Kenny
	Name:	Cheng Kin Ning, Kenny
	Title:	Chief Financial Officer (principal accounting officer and principal financial officer)

