Form 10-Q
period 2020-06-30
New Momentum Corp.
filed 2020-08-14
CIK 1132509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

Commission File No. 000-52273

NEW MOMENTUM CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	88-0435998
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 1101, 11/F, Technology Plaza

651 King’s Road

North Point, Hong Kong

(Address of principal executive offices)(Zip Code)

+852 2911-0119

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act): Yes ☐     No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 13, 2020, there were 320,868,500 shares of common stock, $0.001 par value per share, outstanding.

NEW MOMENTUM CORPORATION

(FORMERLY EASON EDUCATION KINGDOM HOLDINGS, INC.)
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2020

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of New Momentum Corporation (formerly Eason Education Kingdom Holdings, Inc.), a Nevada corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things to product demand, market and customer acceptance, competition, pricing, the exercise of the control over us by Leung Tin Lung David, the Company’s sole director, officer and majority shareholder, and development difficulties, as well as general industry and market conditions and growth rates and general economic conditions; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

NEW MOMENTUM CORPORATION

(FORMERLY EASON EDUCATION KINGDOM HOLDINGS, INC.)

CONDENSED BALANCE SHEETS

AS OF JUNE 30, 2020 AND DECEMBER 31, 2019

	June 30,	December 31,
	2020	2019
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash	$-	$-
Escrow accounts hold by attorney	5,092	29,404
Prepaid expenses	-	-

Total Current Assets	5,092	29,404

TOTAL ASSETS	$5,092	$29,404

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

CURRENT LIABILITIES:
Accrued liabilities	67,000	19,700
Amount due to shareholder	-	-

Total Current Liabilities	67,000	19,700

STOCKHOLDERS’ (DEFICIT) EQUITY:
Preferred stock, Class A Preferred Stock; $0.001 par value 175,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized; 2020: 310,868,500 (2019: 310,868,500) shares issued and outstanding	310,869	310,869
Additional paid-in capital	413,349	413,349
Accumulated deficit	(786,126)	(714,514)

Total Stockholders’ (Deficit) Equity	(61,908)	9,704

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$5,092	$29,404

The accompanying notes are an integral part of the condensed financial statements.

NEW MOMENTUM CORPORATION

(FORMERLY EASON EDUCATION KINGDOM HOLDINGS, INC.)

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019

Revenues	$-	$-	$-	$-

Operating Expenses
General and administrative expenses	63,029	11,493	71,612	18,554

Total Operating Expenses	63,029	11,493	71,612	18,554

Loss from Operations	(63,029)	(11,493)	(71,612)	(18,554)

Loss before Income Taxes	(63,029)	(11,493)	(71,612)	(18,554)

Provision for Income Taxes	-	-	-	-

Net Loss	(63,029)	(11,493)	$(71,612)	$(18,554)

Loss per Share Basic and Diluted	(0.0000)	(0.0000)	$(0.0000)	$(0.0000)

Weighted Average Shares Outstanding Basic and Diluted	310,868,500	310,868,500	310,868,500	310,868,500

The accompanying notes are an integral part of the condensed financial statements.

NEW MOMENTUM CORPORATION

(FORMERLY EASON EDUCATION KINGDOM HOLDINGS, INC.)

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019

(UNAUDITED)

	Capital Stock	Paid-in	Additional Accumulated	Accumulated
	Shares	Amount	Capital	Deficits	Net Deficit

BALANCE, December 31, 2014	10,368,500	$10,369	$110,533	$(660,677)	$(539,775)
Shares issued	300,500,000	300,500	-	-	300,500
Debt settlement on ownership change	-	-	302,816	-	302,816
Net loss for the year ended December 31, 2015	-	-	-	167,575	167,575
BALANCE, December 31, 2015	310,868,500	$310,869	$413,349	$(493,102)	$231,116

Net loss for the year ended December 31, 2016	-	-	-	(52,664)	(52,664)
BALANCE, December 31, 2016	310,868,500	$310,869	$413,349	$(545,766)	$178,452

Net Loss for the year ended December 31, 2017	-	-	-	(60,138)	(60,138)
BALANCE, December 31, 2017	310,868,500	$310,869	$413,349	$(605,904)	$118,314

Net Loss for the year ended December 31, 2018	-	-	-	(60,786)	(60,786)
BALANCE, December 31, 2018	310,868,500	$310,869	$413,349	$(666,690)	$57,528

Net Loss for the three months ended March 31, 2019	-	-	-	(7,061)	(7,061)
BALANCE, March 31, 2019	310,868,500	$310,869	$413,349	$(673,751)	$50,467

Net Loss for the three months ended June 30, 2019	-	-	-	(11,493)	(11,493)
BALANCE, June 30, 2019	310,868,500	$310,869	$413,349	$(685,244)	$38,974

The accompanying notes are an integral part of the condensed financial statements.

NEW MOMENTUM CORPORATION

(FORMERLY EASON EDUCATION KINGDOM HOLDINGS, INC.)

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND YEAR ENDED DECEMBER 31, 2019

(UNAUDITED)

	Capital Stock	Paid-in	Additional Accumulated	Accumulated
	Shares	Amount	Capital	Deficits	Net Deficit

BALANCE, December 31, 2014	10,368,500	$10,369	$110,533	$(660,677)	$(539,775)
Shares issued	300,500,000	300,500	-	-	300,500
Debt settlement on ownership change	-	-	302,816	-	302,816
Net loss for the year ended December 31, 2015	-	-	-	167,575	167,575
BALANCE, December 31, 2015	310,868,500	$310,869	$413,349	$(493,102)	$231,116

Net loss for the year ended December 31, 2016	-	-	-	(52,664)	(52,664)
BALANCE, December 31, 2016	310,868,500	$310,869	$413,349	$(545,766)	$178,452

Net Loss for the year ended December 31, 2017	-	-	-	(60,138)	(60,138)
BALANCE, December 31, 2017	310,868,500	$310,869	$413,349	$(605,904)	$118,314

Net Loss for the year ended December 31, 2018	-	-	-	(60,786)	(60,786)
BALANCE, December 31, 2018	310,868,500	$310,869	$413,349	$(666,690)	$57,528

Net Loss for the period ended December 31, 2019	-	-	-	(47,824)	(47,824)
BALANCE, December 31, 2019	310,868,500	$310,869	$413,349	$(714,514)	$9,704

Net Loss for the period ended March 31, 2020	-	-	-	(8,573)	(8,573)
BALANCE, March 31, 2020	310,868,500	$310,869	$413,349	$(723,087)	$1,131

Net Loss for the period ended June 30, 2020	-	-	-	(63,039)	(63,039)
BALANCE, June 30, 2020	310,868,500	$310,869	$413,349	(786,126)	(61,908)

The accompanying notes are an integral part of the condensed financial statements.

NEW MOMENTUM CORPORATION

(FORMERLY EASON EDUCATION KINGDOM HOLDINGS, INC.)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED MARCH 31, 2020 AND 2019 (UNAUDITED)

	2020	2019
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from operations	$(71,612)	$(18,554)
Changes in assets and liabilities:
Increase (Decrease) in accrued liabilities	47,300	(22,000)
Decrease in escrow account hold by attorney	24,312	40,554
Net cash (used in) operating activities	-	-

Net increase/(decrease) in cash	-	-

CASH AT BEGINNING OF THE PERIOD	-	-

CASH AT END OF THE PERIOD	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for income taxes	$-	$-

Cash paid for interest expense	$-	$-

The accompanying notes are an integral part of the condensed financial statements.

NEW MOMENTUM CORPORATION

(FORMERLY EASON EDUCATION KINGDOM HOLDINGS, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(UNAUDITED)

NOTE 1 – ORGANIZATION, HISTORY AND BUSINESS ACTIVITY

New Momentum Corporation (formerly known as Eason Education Kingdom Holdings, Inc.) (the “Company”) was incorporated under the law of the State of Nevada on July 1, 1999. The Company organized to engage in the business of namely the development, marketing and delivering of logistical analysis, problem solving and other logistics services and general business services. The Company is currently seeking any business opportunities.

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

The fair value of the Company’s debt as of June 30, 2020 and December 31, 2019 approximated fair value at those times.

Fair value of financial instruments: The carrying amounts of financial instruments, including cash, accounts payable, and accrued expenses approximated fair value as of June 30, 2020 and December 31, 2019 because of the relative short term nature of these instruments.

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

The Company records interest and penalties arising from the underpayment of income taxes in the statement of income under general and administrative expenses. As of June 30, 2020 and December 31, 2019, the Company had no accrued interest or penalties related to uncertain tax positions. The company also did not have any uncertain tax benefits during these years. The tax years 2019, 2018 and 2017 remain open to examination.

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

For the three and six months ended June 30, 2020 and 2019, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $71,612 (from operations) for the six months ended June 30, 2020 and an accumulated deficit of $786,126. It also sustained operating losses in prior years as well. These factors raise substantial doubt as to its ability to remain a going concern and obtain debt and/or equity financing and achieve profitable operations.

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

2019:	Balance	Rate	Tax
Federal loss carryforward	$673,918	21%	$141,523
Valuation allowance			(141,523)
Deferred tax asset			$-

2020:	Balance	Rate	Tax
Federal loss carryforward	$745,530	21%	$156,561
Valuation allowance			(156,561)
Deferred tax asset			$-

A reconciliation between expected and actual tax liability is presented below.

	2020	2019
Expected (Benefit) – Federal rate 21%	$(15,039)	$(10,043)

Effect of:
Valuation allowance	15,039	10,043
Total Actual Provision	$-	$-

As of June 30, 2020, the Company has provided tax losses of $745,530 (December 31, 2019: $673,918). Deferred tax asset is not provided for as the tax losses may not be able to carry forward after a change in substantial ownership of the Company in February 2015.

NOTE 5 – COMMON STOCK

As of June 30, 2020 and December 31, 2019, the Company authorized two classes of stock; 500,000,000 shares of common stock at par value of $0.001 and 175,000,000 Class A preferred stock at par value of $0.001. There are 310,868,500 common shares issued and outstanding as of June 30, 2020 and December 2019. None of the Class A preferred stock is issued. During October 2015, the Company issued 300,500,000 share of common stock for a consideration of $300,500 in cash.

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company currently utilizes office space on a rent-free basis from a director and shareholder, and shall do so until substantial revenue-producing operations commence. Management deemed the rent-free space to be of no nominal value.

As of June 30, 2020 and December 31, 2019, total notes payable to the related parties and accrued interests amounted to $0 and $0 in the aggregate.

As of June 30, 2020 and December 31, 2019, there were no outstanding balances due from or due to the shareholders.

NOTE 7 – NOTE PAYABLE

As of June 30, 2020 and December 31, 2019, there were no notes payable and no interests incurred or accrued related to notes payable.

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

On July 6, 2020, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”), by and among the Company, Nemo Holding Corp., a British Virgin Islands corporation (“Nemo Holding”), and the holders of common shares of Nemo Holding. The holders of the common stock of Nemo Holding consisted of 29 stockholders.  Under the Share Exchange Agreement, the Company offered, sold and issued 10,000,000 shares of common stock in consideration for all the issued and outstanding shares in Nemo Holding.

On August 6, 2020, the Company entered into a Share Acquisition Agreement (the “Share Acquisition Agreement”), by and among the Company, Beyond Blue Limited, a Hong Kong corporation (“Beyond Blue”), and the only beneficial holder of common shares of Beyond Blue, who is also Leung Tin Lung David, the Company’s sole officer and director.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of New Momentum Corporation (formerly Eason Education Kingdom Holdings, Inc.), a Nevada corporation (the “disclosed in the Company's Current Report on Form 8-K (File No. 000-52273), filed with the Securities and Exchange Commission on July 8, 2020,”), and development-stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information disclosed in the Company's Current Report on Form 8-K (File No. 000-52273), filed with the Securities and Exchange Commission on July 8, 2020, and the December 31, 2019 audited financial statements and related notes included in the Company’s Form 10-K (File No. 000-52273; the “Form 10-K”), as filed with the Securities and Exchange Commission on March 30, 2020.  Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements

OVERVIEW

The Company was incorporated in the State of Nevada on July 1, 1999, and established a fiscal year end of December 31.

On July 6, 2020, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”), by and among the Company, Nemo Holding Company Limited, a British Virgin Islands corporation (“Nemo Holding”), and the holders of common shares of Nemo Holding. The holders of the common stock of Nemo Holding consisted of 29 stockholders.

Under the terms and conditions of the Share Exchange Agreement, the Company offered, sold and issued 10,000,000 shares of common stock in consideration for all the issued and outstanding shares in Nemo Holding.  Leung Tin Lung David, the Company’s sole officer and director, is the beneficial holder of 6,000,000 common shares, or 60%, of the issued and outstanding shares of Nemo Holding.  The effect of the issuance of the 10,000,000 shares issued under the Share Exchange Agreement represents 10.8% of the issued and outstanding shares of common stock of the Company.

Immediately prior to the closing of the transactions under the Share Exchange Agreement, Mr. Leung was the holder of 233,813,213 shares of common stock, or 75.2%, of the issued and outstanding shares of common stock of the Company.  Giving effect to the closing of the transactions under the Share Exchange Agreement, Mr. Leung acquired 6,000,000 shares of common stock of the Company, by virtue of his 60% beneficial ownership of Nemo Holding.  The remaining 28 common shareholders of Nemo Holding acquired 4,000,000 shares of common stock under the Share Exchange Agreement, by virtue of their aggregate of 40% beneficial ownership of Nemo Holding.

Giving effect to the transactions under the Share Exchange Agreement, Mr. Leung is now the beneficial holder of 239,813, 213 shares of common stock, or 74.7%, of the issued and outstanding shares of common stock of Nemo Holding.

As a result of the share exchange, Nemo Holding is now a wholly-owned subsidiary of the Company.

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

PLAN OF OPERATION

We are a development stage corporation and have not yet generated or realized any revenues from our business. In the next 12 months, we plan to increase our revenues by garnering more customers.

With new customers, the Company intends to develop a travel services businesses, which includes an online ticketing platform Gagfare, which provides to travelers a “Book Now, Pay Later” business model, for travelers to secure the best fares and reserve flights well ahead of time. The Company intends to also become the driving force behind a bold new hospitality concept that takes nature lovers and intrepid travelers to exciting new and established destinations. The Company intends to curate a collection of boutique properties, each with a focus on diving, sustainability, conservation, and cultural authenticity, offering a thoroughly contemporary travel experience that is intrinsically linked to the destination, its heritage and its culture.

RESULTS OF OPERATIONS

Three-Month Periods Ended June 30, 2020 and 2019

We did not earn revenues for the three-month periods ended June 30, 2020 and 2019.

For the three-month period ended June 30, 2020, we incurred total operating expenses of $63,029, consisting solely of general and administrative expenses. By comparison, for the three-month period ended June 30, 2019, we incurred total operating expenses of $11,493, consisting solely of general and administrative expenses.

For the three-month period ended June 30, 2020, we had a net loss of $63,029.  For the three-month period ended June 30, 2019, we had a net loss of $11,493.

Six-Month Periods Ended June 30, 2020 and 2019

We did not earn revenues for the six-month periods ended June 30, 2020 and 2019.

For the six-month period ended June 30, 2020, we incurred total operating expenses of $71,612, consisting solely of general and administrative expenses. By comparison, for the six-month period ended June 30, 2019, we incurred total operating expenses of $18,554, consisting solely of general and administrative expenses.

For the six-month period ended June 30, 2020, we had a net loss of $71,612.  For the six-month period ended June 30, 2019, we had a net loss of $18,554.

Liquidity and Capital Resources

At June 30, 2020, we had a cash balance of $0 and an escrow accounts hold by attorney of $5,092, total current assets of $5,092, total current liabilities of approximately $67,000, and working deficit and stockholders’ deficit of approximately $61,908. We will need to raise funds to commence our plan of operation and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock or debt securities. If we are successful in completing an equity or debt financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or debt securities to fund our planned activities and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our operations and our business will fail.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements for the six months ended June 30, 2020.

Subsequent Events

None through date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on that evaluation, our chief executive officer concluded that, as of June 30, 2020, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Name Change to New Momentum Corporation and Ticker Symbol Change.

As previously disclosed in definitive Information Statement of Schedule 14C, filed with the Securities and Exchange Commission on July 1, 2020, effective June 10, 2020, the board of directors and the stockholders of the majority of voting power of the Company approved an amendment to the Company’s Articles of Incorporation to change the name of the Company from “Eason Education Kingdom Holdings, Inc.” to “New Momentum Corporation.”    A Certificate of Amendment to the Articles of Incorporation effecting the change of name of the Company was filed with the Secretary of State of the State of Nevada effective June 18, 2020.  The OTC Markets Group Inc. recognized the name change effective July 27, 2020.

In connection with the name change, on July 27, 2020, the changed its ticker symbol from “EKKH” to “NNAX.”

The new CUSIP number for the shares of common of common stock of the Company under the name “New Momentum Corporation” is 64754N103.

ITEM 6. EXHIBITS.

(a) Exhibits required by Item 601 of Regulation SK.

Number	Description

2.1

Share Exchange Agreement, dated July 6, 2020, by and among New Momentum Corp., Nemo Holding Company Limited, a British Virgin Islands corporation, and the holders of common stock of Nemo Holding Company Limited (5)

3.1.1	Articles of Incorporation, dated July 1, 1999 (1)
3.1.2	Amended and Restated Articles of Incorporation, dated December 9, 2010 (2)
3.1.3	Certificate of Amendment dated August 10, 2015 (3)
3.1.4	Certificate of Amendment dated June 18, 2020.
3.2	Bylaws (4)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document
__________

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

(5) Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-52273), filed with the Securities and Exchange Commission on July 8, 2020.

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

NEW MOMENTUM CORPORATION
(Name of Registrant)

Date: August 14, 2020	By:	/s/ Leung Tin Lung David
	Name:	Leung Tin Lung David
	Title:	President (principal executive officer, principal financial officer and principal accounting officer)

