Form 10-Q
period 2020-09-30
New Momentum Corp.
filed 2020-11-12
CIK 1132509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

Commission File No. 000-52273

NEW MOMENTUM CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	88-0435998
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 1101, 11/F, Technology Plaza

651 King’s Road

North Point, Hong Kong

 (Address of principal executive offices, zip code)

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

As of November 12, 2020, there were 340,268,500 shares of common stock, $0.001 par value per share, outstanding.

NEW MOMENTUM CORPORATION

(FORMERLY EASON EDUCATION KINGDOM HOLDINGS, INC.)
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2020

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of New Momentum Corporation, a Nevada corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things to product demand, market and customer acceptance, competition, pricing, the exercise of the control over us by Leung Tin Lung David, the Company’s sole director and majority shareholder, and development difficulties, as well as general industry and market conditions and growth rates and general economic conditions; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

NEW MOMENTUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2020 AND DECEMBER 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2020	December 31, 2019
	(Unaudited)	(Audited)
ASSETS
Current asset:
Cash and cash equivalents	$34,067	$9,343
Accounts receivable	6,163	503
Deposits, prepayments and other receivables	11,778	11,471

Total current assets	52,008	21,317

TOTAL ASSETS	$52,008	$21,317

LIABILTIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities and other payables	$9,260	$682
Amount due to a related company	-	22,840
Amount due to a director	151,278	83,377

Total current liabilities	160,538	106,899

TOTAL LIABILITIES	160,538	106,899

Commitments and contingencies

SHAREHOLDERS’ DEFICIT
Preferred stock,
Common stock, $0.0001 par value; 500,000,000 shares authorized; 320,868,500 shares and 10,000,000 shares issued and outstanding	320,869	10,000
Accumulated other comprehensive losses	(719)	(553)
Accumulated losses	(428,680)	(95,029)

Shareholders’ deficit	(108,530)	(85,582)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$52,008	$21,317

See accompanying notes to condensed consolidated financial statements.

NEW MOMENTUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2020	2019	2020	2019

Revenue, net	$5,872	$44	$16,202	$315

Cost of revenue	(5,214)	-	(5,214)	-

Gross profit	658	44	10,988	315

Operating expenses:
General and administrative expenses	(8,413)	(4,347)	(16,131)	(20,889)
Legal and professional fee	(5,001)	-	(17,640)	-
Total operating expenses	(13,414)	(4,347)	(33,773)	(20,889)

Other income
Interest income	1	1	1	4

LOSS BEFORE INCOME TAXES	(12,755)	(4,302)	(22,782)	(20,570)

Income tax expense	-	-	-	-

NET LOSS	(12,755)	(4,302)	(22,782)	(20,570)

Other comprehensive income (loss):
Foreign currency translation gain	(5)	126	(166)	36

COMPREHENSIVE LOSS	$(12,760)	$(4,176)	$(22,948)	$(20,534)

Basic and diluted weighted average shares outstanding	303,973,473	10,000,000	108,706,422	10,000,000

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See accompanying notes to condensed consolidated financial statements.

NEW MOMENTUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Nine months ended September 30,
	2020	2019

Cash flow from operating activities:
Net loss	$(22,782)	$(20,570)

Change in operating assets and liabilities:
Accounts receivable	(5,660)	4,238
Deposits, prepayments and other receivables	(307)	7,447
Accrued expenses and other payables	8,578	(5,916)
Net cash used in operating activities	(20,171)	(14,803)

Cash flow from financing activities:
Advances from a director	67,901	54,032
Repayment to related companies	(22,840)	(38,589)

Net cash provided by financing activities	45,061	15,443

Effect on exchange rate change on cash and cash equivalents	(166)	36

Net change in cash and cash equivalents	24,724	676

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,343	5,111

CASH AND CASH EQUIVALENTS, END OF PERIOD	$34,067	$5,787

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for tax	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to condensed consolidated financial statements.

NEW MOMENTUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Common stock		Accumulated other comprehensive	Accumulated	Total shareholders’
	No. of shares	Amount	losses	losses	deficit

Balance as at January 1, 2019	10,000,000	$10,000	$(371)	$(75,518)	$(65,889)

Foreign currency translation adjustment	-	-	28	-	28
Net loss for the period	-	-	-	(7,301)	(7,301)

Balance as at March 31, 2019	10,000,000	10,000	(343)	(82,819)	(73,162)

Foreign currency translation adjustment	-	-	(118)	-	(118)
Net loss for the period	-	-	-	(8,967)	(8,967)

Balance as at June 30, 2019	10,000,000	10,000	(461)	(91,786)	(82,247)

Foreign currency translation adjustment	-	-	126	-	126
Net loss for the period	-	-	-	(4,302)	(4,302)

Balance as at September 30, 2019	10,000,000	$10,000	$(335)	$(96,088)	$(86,423)

Balance as at January 1, 2020	10,000,000	10,000	$(553)	$(95,029)	$(85,582)

Foreign currency translation adjustment	-	-	(123)	-	(123)
Net income for the period	-	-	-	6,777	6,777

Balance as at March 31, 2020	10,000,000	10,000	(676)	(88,252)	(78,928)

Foreign currency translation adjustment	-	-	(38)	-	(38)
Net loss for the period	-	-	-	(16,804)	(16,804)

Balance as at June 30, 2019	10,000,000	10,000	(714)	(105,056)	(95,770)

Shares issued for acquisition of legal acquirer	310,868,500	310,869	-	(310,869)	-

Foreign currency translation adjustment	-	-	(5)	-	(5)
Net loss for the period	-	-	-	(12,755)	(12,755)

Balance as at September 30, 2020	320,868,500	$320,869	$(719)	$(428,680)	$(108,530)

See accompanying notes to condensed consolidated financial statements.

NEW MOMENTUM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

1. DESCRIPTION OF BUSINESS AND ORGANIZATION

New Momentum Corporation (formerly known as Eason Education Kingdom Holdings, Inc.) (the “Company”) was incorporated under the law of the State of Nevada on July 1, 1999. The Company through its subsidiaries, mainly operates a smartphone application to provide the online platform with “Book Now, Pay Later” flight booking service for travelers among over 500 airlines worldwide to search and secured their tickets. With a simple, user-friendly interface, the Company enables customers to arrange and book the multiple-stop itineraries, and to check their bookings through official airline websites using the Gagfare booking reference number on http://presscentre.asia/gagfare.html.

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

Under the terms and conditions of the Share Exchange Agreement, the Company issued 10,000,000 shares of common stock in consideration for all the issued and outstanding shares in Nemo Holding. Leung Tin Lung David, the Company’s sole officer and director, is the beneficial holder of 6,000,000 common shares, or 60%, of the issued and outstanding shares of Nemo Holding. The effect of the issuance of the 10,000,000 shares issued under the Share Exchange Agreement represents 10.8% of the issued and outstanding shares of common stock of the Company. Both the Company and Nemo Holding are controlled by the same management team. Upon completion of the Share Exchange Transaction, Nemo Holding became a 100% owned subsidiary of the Company.

Because the Company is a shell company, Nemo Holding will comprise the ongoing operations of the combined entity and its senior management will serve as the senior management of the combined entity, Nemo Holding is deemed to be the accounting acquirer for accounting purposes. The transaction will be treated as a recapitalization of the Company. Accordingly, the consolidated assets, liabilities and results of operations of the Company will become the historical financial statements of Nemo Holding, and the Company’s assets, liabilities and results of operations will be consolidated with Nemo Holding beginning on the acquisition date. Nemo Holding was the legal acquiree but deemed to be the accounting acquirer. The Company was the legal acquirer but deemed to be the accounting acquiree in the reverse merger. The historical financial statements prior to the acquisition are those of the accounting acquirer (Nemo Holding). After completion of the Share Exchange Transaction, the Company’s condensed consolidated financial statements include the assets and liabilities, the operations and cash flow of the accounting acquirer.

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities	Particulars of registered/ paid up share capital	Effective interest held

NEMO Holding Company Limited	British Virgin Islands	Investment holding	10,000 ordinary shares at par value of US$1	100%

Gagfare Limited	Hong Kong	Travel agency	500,000 ordinary shares for HK$500,000	100%

The Company and its subsidiaries are hereinafter referred to as (the “Company”).

2. GOING CONCERN UNCERTAINTIES

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has suffered from shareholders’ deficit of $108,530 and net current liabilities of $108,530 at September 30, 2020. In addition, with respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, the outbreak has caused substantial disruption in international economies and global trades and if repercussions of the outbreak are prolonged, could have a significant adverse impact on the Company’s business.

The continuation of the Company as a going concern through September 30, 2021 is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying condensed consolidated financial statements and notes.

• Basis of presentation

These accompanying condensed consolidated financial statements have been prepared in U.S. Dollars in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the interim period ended September 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Form 8-K, as filed with the SEC on July 8, 2020.

• Use of estimates and assumptions

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the years reported. Actual results may differ from these estimates.

• Basis of consolidation

The condensed consolidated financial statements include the financial statements of the Company and its subsidiary. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

• Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

• Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer’s financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of September 30, 2020 and December 31, 2019, there was no allowance for doubtful accounts.

• Revenue recognition

The Company adopted Accounting Standards Codification (“ASC”) 606 – Revenue from Contracts with Customers” (“ASC 606”) as of January 1, 2019 using the modified retrospective method. This method allows the Company to apply ASC 606 to new contracts entered into after January 1, 2019, and to its existing contracts for which revenue earned through December 31, 2018 has been recognized under the guidance in effect prior to the effective date of ASC 606. The revenue recognition processes the Company applied prior to adoption of ASC 606 align with the recognition and measurement guidance of the new standard, therefore adoption of ASC 606 did not require a cumulative adjustment to opening equity.

Under ASC 606, a performance obligation is a promise within a contract to transfer a distinct good or service, or a series of distinct goods and services, to a customer. Revenue is recognized when performance obligations are satisfied and the customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for goods or services. Under the standard, a contract’s transaction price is allocated to each distinct performance obligation. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps:

•	identify the contract with a customer;
•	identify the performance obligations in the contract;
•	determine the transaction price;
•	allocate the transaction price to performance obligations in the contract; and
•	recognize revenue as the performance obligation is satisfied.

The Company records its revenue from booking income upon the ticket booking service is rendered to travelers. The Company also records its revenue from the sale of air tickets upon the confirmation and issuance of tickets to the travelers.

• Income taxes

The Company adopted the ASC 740 Income tax provisions of paragraph 740-10-25-13, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the condensed consolidated financial statements. Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the condensed consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its balance sheets and provides valuation allowances as management deems necessary.

• Uncertain tax positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the three and nine months ended September 30, 2020 and 2019.

• Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the condensed consolidated statement of operations.

The reporting currency of the Company is United States Dollar (“US$”) and the accompanying condensed consolidated financial statements have been expressed in US$. In addition, the Company is operating in Hong Kong and maintains its books and record in its local currency, Hong Kong Dollars (“HKD”), which is a functional currency as being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiary whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “ Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statements of changes in stockholder’s equity.

Translation of amounts from HKD into US$ has been made at the following exchange rates for the nine months ended September 30, 2020 and 2019:

	September 30, 2020	September 30, 2019
Period-end HKD:US$ exchange rate	0.12903	0.12734
Period average HKD:US$ exchange rate	0.12891	0.12746

• Comprehensive income

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying condensed consolidated statements of changes in stockholders’ equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

• Leases

The Company adopted Topic 842, Leases (“ASC 842”), using the modified retrospective approach through a cumulative-effect adjustment and utilizing the effective date of January 1, 2019 as its date of initial application, with prior periods unchanged and presented in accordance with the previous guidance in Topic 840, Leases (“ASC 840”).

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present. Leases with a term greater than one year are recognized on the balance sheet as right-of-use (“ROU”) assets, lease liabilities and long-term lease liabilities. The Company has elected not to recognize on the balance sheet leases with terms of one year or less. Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected remaining lease term. However, certain adjustments to the right-of-use asset may be required for items such as prepaid or accrued lease payments. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rates, which are the rates incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

In accordance with the guidance in ASC 842, components of a lease should be split into three categories: lease components (e.g. land, building, etc.), non-lease components (e.g. common area maintenance, consumables, etc.), and non-components (e.g. property taxes, insurance, etc.). Subsequently, the fixed and in-substance fixed contract consideration (including any related to non-components) must be allocated based on the respective relative fair values to the lease components and non-lease components.

Lease expense is recognized on a straight-line basis over the lease terms. Lease expense includes amortization of the ROU assets and accretion of the lease liabilities. Amortization of ROU assets is calculated as the periodic lease cost less accretion of the lease liability. The amortized period for ROU assets is limited to the expected lease term.

The Company has elected a practical expedient to combine the lease and non-lease components into a single lease component. The Company also elected the short-term lease measurement and recognition exemption and does not establish ROU assets or lease liabilities for operating leases with terms of 12 months or less.

• Related parties

The Company follows the ASC 850-10, Related Party for the identification of related parties and disclosure of related party transactions.

Pursuant to section 850-10-20 the related parties include a) affiliates of the Company; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of section 825–10–15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and Income-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The condensed consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of condensed consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amount due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

• Commitments and contingencies

The Company follows the ASC 450-20, Commitments to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s condensed consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time that these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

• Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by paragraph 820-10-35-37 of the FASB Accounting Standards Codification are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, accounts receivable, deposits, prepayment and other receivables, amount due from a director and operating lease right-of-use assets, approximate their fair values because of the short maturity of these instruments.

•  Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standard Board (“FASB”) or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

Accounting Standards Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”) in order to increase transparency and comparability among organizations by recognizing right-of-use assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous generally accepted accounting principles. ASU 2016-02 requires a lessee to recognize a lease liability for future lease payments and a right-of-use asset representing the right to use the underlying asset for the lease term on the balance sheet for most lease arrangements. The new standard also changes many key definitions, including the definition of a lease. The new standard includes a short-term lease exception for leases with a term of 12 months or less, as part of which a lessee can make an accounting policy election not to recognize right-of-use assets and lease liabilities. Lessees will continue to differentiate between finance leases (previously referred to as capital leases) and operating leases using classification criteria that are substantially similar to the previous guidance in ASC 840.

ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) and early adoption is permitted. In August 2018, the FASB issued ASU 2018-11, Leases, Targeted Improvements, which provides a new transition option in which an entity initially applies ASU 2016-02 at the adoption date and recognizes a cumulative-effect adjustment in the period of adoption. Prior period comparative balances will not be adjusted. The Company used the new transition option and was also utilizing the package of practical expedients that allows it to not reassess: (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases, and (3) initial direct costs for any existing leases. We also used the short-term lease exception for leases with a term of 12 months or less. Additionally, the Company used the practical expedient that allowed each separate lease component of a contract and the associated non-lease components to be treated as a sinNemo Holdinge lease component. The exercise of lease renewal options is at our discretion and the renewal to extend the lease terms are not included in the Company’s Right-Of-Use assets and lease liabilities as they are not reasonably certain of exercise. The Company will evaluate the renewal options and when they are reasonably certain of exercise, the Company will include the renewal period in its lease term. As of the January 1, 2019, effective date the Company identified one finance lease arrangement in which it is a lessee.

In calculating the present value of the lease payments, the Company applied an individual discount rate for each of its leases, and determined the appropriate discount rate based on the remaining lease terms at the date of adoption. As the lessee to several lease agreements, the Company did not have insight into the relevant information that would be required to arrive at the rate implicit in the lease. Therefore, the Company utilized its outstanding borrowings as a benchmark to determine the incremental borrowing rate for its leases. The benchmark rate was adjusted to arrive at an appropriate discount rate for each lease.

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which expands the scope of Compensation – Stock Compensation (“Topic 718”) to include share-based payment transactions for acquiring goods and services from nonemployees. This amendment applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The Company adopted ASU 2018-07 on January 1, 2019. The impact was immaterial to the financial statements.

In June 2018, the FASB issued ASU No. 2018-08, Not-For-Profit Entities – Clarifying the Scope and the Accounting Guidance for Contributions Received and Contributions Made (“ASU 2018-08”). ASU 2018-08 clarifies how an entity determines whether a resource provider is participating in an exchange transaction by evaluating whether the resource provider is receiving commensurate value in return for the resources transferred. The guidance is effective for annual periods beginning after June 15, 2018, including interim periods within those annual periods, and has been adopted on a modified prospective basis. The modified prospective adoption is applied to agreements that are not completed as of the effective date, or entered into after the effective date. Under the modified prospective adoption approach, prior period results have not been restated and no cumulative-effect adjustment has been recorded. The Company does not expect this standard to have a material impact on its financial statements.

Accounting Standards Issued, Not Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This ASU requires measurement and recognition of expected credit losses for financial assets. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. ASU 2016-13 is effective for the Company beginning January 1, 2023. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is currently evaluating the potential effect of this standard on its financial statements. The Company does not expect this standard to have a material impact on its financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (“ASU 2018-13”), which eliminates, adds and modifies certain disclosure requirements for fair value measurements. The amendment is effective for interim and annual reporting periods beginning after December 15, 2019. The Company is currently assessing the impact this will have on the financial statements.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (“ASU 2018-18”), which clarifies the interaction between ASC 808, Collaborative Arrangements and ASC 606, Revenue from Contracts with Customers. Certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer. In addition, ASU 2018-18 precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue if the counterparty is not a customer for that transaction. ASU 2018-18 should be applied retrospectively to the date of initial application of ASC 606. This guidance is effective for interim and fiscal periods beginning after December 15, 2019. The Company is currently assessing the impact this will have on the financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2020, with early adoption permitted. Adoption of the standard requires certain changes to be made prospectively, with some changes to be made retrospectively. The Company does not expect the adoption of this standard to have a material impact on its financial position, results of operations or cash flows.

4. AMOUNTS DUE TO RELATED COMPANIES AND A DIRECTOR

The amounts represented temporary advances to the Company by its related companies and a director, which were unsecured, interest-free and had no fixed terms of repayments.

5. SHAREHOLDERS’ DEFICIT

Authorized shares

As of September 30, 2020 and December 31, 2019, the Company authorized two classes of stock; 500,000,000 shares of common stock at par value of $0.001 and 175,000,000 Class A preferred stock at par value of $0.001.

Issued and outstanding shares

There are 320,868,500 and 10,000,000 common shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively.

6. INCOME TAX

The Company mainly operates in Hong Kong that is subject to taxes in the governing jurisdictions in which it operates. The effective tax rate in the period presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rate, as follows:

United States of America

NNAX is registered in the State of Nevada and is subject to US federal corporate income tax. The U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in its income tax provision. The Company has not accrued or paid interest or penalties which were not material to its results of operations for the periods presented. Deferred tax asset is not provided for as the tax losses may not be able to carry forward after a change in substantial ownership of the Company in July 2020.

BVI

Under the current BVI law, the Company is not subject to tax on income.

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the nine months ended September 30, 2020 and 2019 is as follows:

	Nine months ended September 30,
	2020	2019

Income (loss) before income taxes	$(22,782)	$(20,570)
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	(3,759)	(3,394)
Net operating loss	3,759	3,394
Income tax expense	$-	$-

As of September 30, 2020 and December 31, 2019, the operation in Hong Kong incurred $118,255 and $95,473 of cumulative net operating losses which can be carried forward to offset future taxable income at no expiry. The Company has provided for a full valuation allowance against the deferred tax assets of $19,512 and $15,753 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

7. RELATED PARTY TRANSACTIONS

From time to time, the directors of the Company advanced funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and had no fixed terms of repayment.

During the three and nine months ended September 30, 2020 and 2019, the Company has been provided free office space by its shareholder. The management determined that such cost is nominal and did not recognize the rent expense in its condensed consolidated financial statements.

Since February 1, 2016, the Company was granted with the right of use to the website and mobile application platforms by JJ Explorer Tours Limited (“JJ Explorer”), which was also controlled by the directors of the Company. Also, the Company formed a cooperation partnership with JJ Explorer whereas JJ Explorer invested to develop and maintained the operations of the Gagfare web and mobile application platforms in a term of 5 years, to be expired on January 31, 2021. In return, JJ Explorer would share 50% of the net earnings generated by the Company in the use of its web and mobile application platforms during the cooperation period. For the three and nine months ended September 30, 2020 and 2019, the Company did not record the service charges and paid to JJ Explorer.

As of September 30, 2020 and December 31, 2019, the Company owed to directors $151,278 and $83,377, respectively. The amounts due to the related parties are unsecured, non-interest bearing and have no fixed terms of repayment.

Apart from the transactions and balances detailed elsewhere in these accompanying condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

8. CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the three and nine months ended September 30, 2020 and 2019, there was no single customer exceeding 10% of the Company’s revenue.

(b) Economic and political risk

The Company’s major operations are conducted in Hong Kong. Accordingly, the political, economic, and legal environments in Hong Kong, as well as the general state of Hong Kong’s economy may influence the Company’s business, financial condition, and results of operations.

(c) Exchange rate risk

The Company cannot guarantee that the current exchange rate will remain steady; therefore there is a possibility that the Company could post the same amount of profit for two comparable periods and because of the fluctuating exchange rate actually post higher or lower profit depending on exchange rate of HKD converted to US$ on that date. The exchange rate could fluctuate depending on changes in political and economic environments without notice.

9. COMMITMENTS AND CONTINGENCIES

As of September 30, 2020 and December 31, 2019, the Company has no material commitments or contingencies.

10. SUBSEQUENT EVENTS

On October 19, 2020, the Company approved the 2020 Stock Incentive Plan (the “Plan”) and authorized the directors to issue the maximum shares of common stock of 20,000,000, par value $0.001 per share under the Plan.

On October 23, 2020, the Company issued 19,400,000 shares of common stock under the Plan to compensate certain consultants and service providers in rendering the services to the Company.

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2020, up through July 8, 2020 the Company issued the unaudited condensed consolidated financial statements. The Company determined that there are no further events to disclose.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of New Momentum Corporation, a Nevada corporation (the “Company”), and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the December 31, 2019 audited financial statements and related notes included in the Company’s Form 10-K (File No. 000-52273; the “Form 10-K”), as filed with the Securities and Exchange Commission on March 30, 2020. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements.

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

PLAN OF OPERATION

We are an early stage corporation and have generated revenues of $5,872 from our business during the nine months ended September 30, 2020. We have developed and operate an online ticketing platform named Gagfare.com, which provides a ticketing system for individuals and agencies to search, book and issue flight tickets and other services. During the 12 months following the date of filing of this Quarterly Report on Form 10-Q, will be focused on attempting to raise $750,000 of funds to expand our business. We have no assurance that future financing will materialize. If that financing is not available, we may be unable to continue. Management believes that if we are successful in raiding $750,000, we will be able to generate sales revenue within the following twelve months thereof. However, if such public financing is not available, we could fail to satisfy our future cash requirements. We have no assurance that future financing will materialize. If that financing is not available we may be unable to continue. Management believes that if subsequent private placements are successful, we will be able to generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If we are unsuccessful in raising the additional proceeds through a private placement offering we will then have to seek additional funds through debt financing, which would be highly difficult for an early-stage company to secure. Therefore, the Company is highly dependent upon the success of the anticipated private placement offering and failure thereof would result in the Company having to seek capital from other sources such as debt financing, which may not even be available to the Company. However, if such financing were available, because we are an early stage company, it would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If we cannot raise additional proceeds via a private placement of its common stock or secure debt financing it would be required to cease business operations. As a result, investors in our common stock would lose all of their investment.

With new investors joining, the Company will develop a travel services businesses, which includes an online ticketing platform Gagfare, which provides to travelers a “Book Now, Pay Later” business model, for travelers to secure the best fares and reserve flights well ahead of time. The Company will also become the driving force behind a bold new hospitality concept that takes nature lovers and intrepid travelers to exciting new and established destinations. The curated collection of boutique properties, each with a focus on diving, sustainability, conservation, and cultural authenticity, offers a thoroughly contemporary travel experience that is intrinsically linked to the destination, its heritage and its culture.

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2020 and 2019

As of September 30, 2020, we suffered from a working capital deficit of $108,530. As a result, our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders or other capital sources. Management believes that the continuing financial support from the existing shareholders and external financing will provide the additional cash to meet our obligations as they become due. Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

The following table sets forth certain operational data for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019
Revenues	$5,872	$44
Cost of revenue	(5,214)	-
Gross profit	658	44
Total operating expenses	(13,414)	(4,347)
Other income	1	1
Loss before Income Taxes	(12,755)	(4,302)
Income tax expense	-	-
Net loss	(12,755)	(4,302)

Revenue. We generated revenues of $5,872 and $44 for the three months ended September 30, 2020 and 2019. The significant increase is due to the increase in business volume in booking services.

Cost of Revenue. Cost of revenue for the three months ended September 30, 2020, was $5,214. Cost of revenue increased primarily as a result of the increase in our business volume.

Gross Profit. We achieved a gross profit of $658 and $44 for the three months ended September 30, 2020 and 2019, respectively. The increase in gross profit is primarily attributable to the increase in our business volume.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $13,414 and $4,347 for the three months ended September 30, 2020 and 2019, respectively. The increase in G&A is primarily attributable to the increase in our business volume.

Income Tax Expense. Our income tax expenses for the quarters ended September 30, 2020 and 2019 were $0.

Net Loss. During the three months ended September 30, 2020, we incurred a net loss of $12,755, as compared to $4,302 for the same period ended September 30, 2019.

Comparison of the nine months ended September 30, 2020 and 2019

The following table sets forth certain operational data for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
Revenues	$16,202	$315
Cost of revenue	(5,214)	-
Gross profit	10,988	315
Total operating expenses	(33,773)	(20,889)
Other income	1	4
Loss before Income Taxes	(22,782)	(20,570)
Income tax expense	-	-
Net loss	(22,782)	(20,570)

Revenue. We generated revenues of $16,202 and $315 for the nine months ended September 30, 2020 and 2019.

Cost of Revenue. Cost of revenue for the nine months ended September 30, 2020, was $5,214. Cost of revenue increased primarily as a result of the increase in our business volume.

Gross Profit. We achieved a gross profit of $10,988 and $315 for the nine months ended September 30, 2020 and 2019, respectively. The increase in gross profit is primarily attributable to the increase in our business volume.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $16,131 and $20,889 for the nine months ended September 30, 2020, and 2019, respectively. The increase in G&A is primarily attributable to the increase in our business volume.

Income Tax Expense. Our income tax expenses for the nine months ended September 30, 2020 and 2019 were $0.

Net Loss. During the nine months ended September 30, 2020, we incurred a net loss of $22,782, as compared to $20,570 for the same period ended September 30, 2019.

Liquidity and Capital Resources

As of September 30, 2020, we had cash and cash equivalents of $34,067, accounts receivable of $6,163, deposits, prepayments and other receivables of $11,778.

We believe that our current cash and other sources of liquidity discussed below are adequate to support general operations for at least the next 12 months.

	Nine Months Ended September 30,
	2020	2019
Net cash provided used in operating activities	$(20,171)	$(14,803)
Net cash provided by (used in) investing activities	-	-
Net cash provided by financing activities	45,061	15,443

Net Cash Used In Operating Activities.

For the nine months ended September 30, 2020, net cash used in operating activities was $20,171, which consisted primarily of a net loss of $22,782, offset by an decrease in accounts receivables of $5,660, a decrease in deposits, prepayments and other receivables of $307 and an increase in accrued expenses and other payables of $8,578.

For the nine months ended September 30, 2019, net cash used in operating activities was $14,803, which consisted primarily of a net loss of $20,570, non-cash items, offset by an increase in accounts receivables of $4,238, an increase in deposits, prepayments and other receivables of $7,447 and a decrease in accrued expenses and other payable of $5,916.

We expect to continue to rely on cash generated through financing from our existing shareholders and private placements of our securities, however, to finance our operations and future acquisitions.

Net Cash Provided By Investing Activities.

For the nine months ended September 30, 2020, there is no net cash provided by investing activities.

For the nine months ended September 30, 2019, there is no net cash provided by investing activities.

Net Cash Provided By Financing Activities.

For the nine months ended September 30, 2020, net cash provided by financing activities was $45,061 consisting primarily of $22,840 repayment to related companies of the Company and offset by $67,901 advances from a director.

For the nine months ended September 30, 2019, net cash provided by financing activities was $15,443, consisting primarily of $38,589 repayment to related companies of the Company and offset by $54,032 advances from the Company’s related parties.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements for the nine months ended September 30, 2020.

Subsequent Events

None through date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

Our management, with the participation of our President and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on that evaluation, our President and chief financial officer concluded that, as of September 30, 2020, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our President and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

Our management, with the participation of the President and chief financial officer, has concluded there were no significant changes in our internal controls over financial reporting that occurred during this quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.1.1	Articles of Incorporation, dated July 1, 1999 (1)
3.1.2	Amended and Restated Articles of Incorporation, dated December 9, 2010 (2)
3.1.3	Certificate of Amendment dated August 10, 2015 (3)
3.1.4	Certificate of Amendment dated June 18, 2020. (5)
3.2	Bylaws (4)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

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

(5) Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-52273), filed with the Securities and Exchange Commission on July 8, 2020.

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

NEW MOMENTUM CORPORATION

Date: November 12, 2020	By:	/s/ Leung Tin Lung David
	Name:	Leung Tin Lung David
	Title:	President (principal executive officer, principal accounting officer and principal financial officer)

