Form 10-K
period 2020-12-31
New Momentum Corp.
filed 2021-03-26
CIK 1132509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

Commission File No. 000-52273

NEW MOMENTUM CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	88-0435998
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Room 1303, 13/F, Technology Plaza

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated fi ler, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

At June 30, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $31,233,171.

As of March 19, 2021, there were 340,268,500 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

NEW MOMENTUM CORPORATION

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of New Momentum Corporation, a Nevada corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: (i) commercialization of our technology and products, (ii) development and protection of our intellectual property, (iii) the Company’s need for and ability to obtain additional financing, (iv) industry competition, (v) the exercise of the control over us by Leung Tin Lung David, the Company’s sole director and officer, and majority shareholder, (vi) other factors over which we have little or no control; and (vii) other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

PART I

ITEM 1. BUSINESS

DESCRIPTION OF BUSINESS

DESCRIPTION OF BUSINESS

Our Corporate History and Background

The Company was incorporated on July 1, 1999, under the laws of the State of Nevada, under the name “Han Logistics, Inc.” On August 6, 2015, the Company changed its name to “Eason Education Kingdom Holdings, Inc.” On June 18, 2020, the Company changed its name to New Momentum Corporation.

Amee Han Lombardi served as President, Secretary, Treasurer and a director from July 1, 1999 until her resignation on February 13, 2015. Michael Vardakis served as a director from April 19, 2012 until his resignation on February 13, 2015. On February 13, 2015, Kin Hon Chu was appointed a director, Law Wai Fan was appointed Chief Executive Officer, Cheng Kin Ning was appointed Chief Financial Officer, and Marie Huen Lai Chun was appointed Chief Operating Officer. On April 27, 2020, Leung Tin Lung David acquired approximately 233,813,213, or approximately 75.2%, of the issued and outstanding shares of common stock of the Company on such date.

On May 27, 2020, Chu Kin Hon resigned a director; Law Wai Fan resigned as Chief Executive Officer and President; Cheng Kin Ning resigned as Chief Financial Officer, Secretary and Treasurer; and Marie Huen Lai Chun resigned as Chief Operating Officer, of the Company. Effective May 27, 2020, Leung Tin Lung David was appointed as President, Secretary, and Treasurer and a Director of the Company. Mr. Leung is currently the sole director and officer of the Company.

Reverse Acquisition of Nemo Holding

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

As a result of the share exchange, Nemo Holding became a wholly-owned subsidiary of the Company.

The share exchange transaction with Nemo Holding was treated as a reverse acquisition, with Nemo Holding as the acquiror and the Company as the acquired party. Unless the context suggests otherwise, when we refer in this Form 8-K to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of Nemo Holding.

As of March 19, 2020, there were 340,268,500 shares of the Registrant’s common stock, par value $0.001 per share, outstanding. Mr. Leung is presently the beneficial holder of 233,813,213 shares of common stock, or 68.7%, of the issued and outstanding shares of common stock of Nemo Holding, making him the controlling stockholder of the Company.

Organization & Subsidiaries

We have one operating subsidiary, Nemo Holding Company Limited., a British Virgin Islands corporation.

Overview of Nemo Holding

Our wholly owned subsidiary, Nemo Holding was incorporated on April 16, 2020, in the British Virgin Islands.

The business of Nemo Holding is now the principal business of the Company. Nemo Holding has developed and operates an online ticketing platform named Gagfare.com, which provides a ticketing system for individuals and agencies to search, book and issue flight tickets and other services. The Company also offers its services through its app, Gagfare.

Nemo Holding principal administrative offices are located at Room 1303, 13/F, Technology Plaza, 651 King’s Road, North Point, Hong Kong, and our telephone number is +852 2911-0119. Our website is www.gagfare.com.

Summary Financial Information

The tables and information below are derived from our audited financial statements as of December 31, 2020.

December 31, 2020
Financial Summary
Cash and Cash Equivalents	$64,496
Total Assets	84,823
Total Liabilities	245,683
Total Stockholders’ Equity (Deficit)	$84,823

Nemo Holding Company Limited has developed and operates an online ticketing platform, named Gagfare.com, which provides a ticketing system for individuals and agencies to search, book and issue flight tickets and other services.

Being the pioneer to provide “book-now-pay-later” option for securing flight ticket reservations, Gagfare enables travelers to search flights directly with over 500 airlines globally, and securing a confirmed, impartial airfare on their desired flight, instantly. With a unique and first time ever ‘book-now-pay-later’ solution provides by Gagfare, travelers can now pay only $2.00 to secure up to nine flight seats, well in advance in schedule, on their desired flight. Travelers don’t have to pay the rest of the fare until closer to their travel date.

The business mission of Gagfare is to let customers to “get a good fare.” Gagfare taps into multiple global distribution systems specifically for flight reservations, enables customers to be able to search and book their flights directly in the airlines’ own reservation systems. This gives travelers access to the best available promotional deals they may never encounter anywhere else online. Gagfare ensures to offer the best available airfare, on any given travel day, on any given flight, on any of the world’s leading airlines.

Travelers are using many of the existing online travel booking sites are spending lots of time searching and comparing for flight ticket options, and being rushed to pay the full ticket price as early as the platforms want. Often travelers may find out the selected flight fare options may no longer be available when they want to make the purchase. Advance booking is not available in most online travel booking sites today.

With user-friendly web and mobile application interfaces, Gagfare enables instant access to hundreds of thousands of flights around the world. Customers can also choose from their favorite airlines or search for alternate route options. Travelers can book itineraries with multiple stops, and check for their bookings through the airline official booking web sites by using the Gagfare booking reference information. Gagfare user just needs to pay $2.00 through multiple popular online payment methods to secure the best seats on their best flight choice instantly. A reminder will be sent through email to the customer when it is time to pay the flight ticket fare and issue the flight ticket.

In the future, Gagfare will also tap into the booking of travel packages, cruises, trains and buses tickets, hotels, theme parks, sports and event tickets as well, giving a one-stop travel and entertainment booking center for the consumers worldwide.

Revenue and User Model

Gagfare plans that its revenue will be derived from online flight ticket booking and ticket issuance.

For each advance booking that user makes through the Gagfare’s state of the art book-now-pay-later solution, a non-refundable $2.00 booking fee is paid to Gagfare. The booking fee will not apply to the flight ticket payment at ticket issuance.

When user has decided to issue the booked flight plan, full payment for the tickets will be made for ticket issuance. Gagfare may still get a market ticket price margin from the ticket issuance transactions, depending on the type of ticket offering from the ticket source which the user has chosen.

Gagfare will also provide advertising spots on the web and mobile application platforms, for travel related businesses to advertise on the platforms, which will bring a stream of advertising income to the platform.

While the technology already developed and operational, Gagfare will later expand into the other ticketing markets, include travel packages, cruises, trains and buses, hotel rooms, theme parks, sports and even tickets, apply similar search, book and buy ticket business model and mechanisms which is already applied to flight tickets.

Intellectual Property

We rely on a combination of trademark laws, trade secrets, confidentiality provisions and other contractual provisions to protect our proprietary rights, which are primarily our brand names, product designs and marks. We do not own any patents.

Pursuant to a Cooperation Agreement, dated February 1, 2016, by and between Gagfare Limited, a Hong Kong corporation and wholly owned subsidiary of the Company, and JJ Explorer Tours Limited, a Hong Kong corporation (“JJ Explorer”), controlled by Leung Tin Lung David, JJ Explorer develops and maintains website and mobile application platforms the Company uses in the operation of its business in exchange for 50% of the net earnings the Company earns through its Gagfare website and mobile application platforms for a term of five years.

Government Regulation and Approvals

We are not aware of any governmental regulations or approvals required for any of our services or products. We do not believe that we are subject to any government regulations relating to the ownership and licensing of our intellectual property.

Employees

As of the date hereof, we have 1 non-employee officer, Leung Tin Lung David, who operates our company. The Company also uses 19 independent contractor consultants and advisors in connection with its operations.

Description of Properties

Our executive offices are located at Room 1303, 13/F, Technology Plaza, 651 King’s Road, North Point, Hong Kong, and our telephone number is +852 2911-0119. We do not own any real estate or other physical properties.

Bankruptcy or Similar Proceedings

We have never been subject to bankruptcy, receivership or any similar proceeding.

ITEM 1A. RISK FACTORS

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently do not own any physical property or real property. Our executive offices are located at Room 1303, 13/F, Technology Plaza, 651 King’s Road, North Point, Hong Kong. We believe that this space is adequate for our present operations.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since July 27, 2020, our common stock has been quoted on the OTCPink tier of the OTC Markets Group Inc., under the symbol “NNAX.” Between August 26, 2015 and July 26, 2020, our common stock was quoted on the OTCQB and/or OTCPink, tiers under the stock symbol “EKKH.” On March 19, 2021, the closing bid price on the OTCPink tier for our common stock was $1.02.

Holders

As of March 19, 2021, there were 340,268,500 shares of common stock issued and outstanding held by approximately 123 stockholders of record, and no shares of preferred stock or Series A Preferred Stock issued or outstanding.

Dividends

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future. There are no restrictions in our Articles of Incorporation or Bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

•	we would not be able to pay our debts as they become due in the usual course of business; or
•

our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution, unless otherwise permitted under our Articles of Incorporation.

Recent Sales of Unregistered Securities

There are no unreported sales of equity securities at December 31, 2020.

Securities Authorized for Issuance Under Equity Compensation Plans

On October 14, 2020, the Board of Directors of the Company approved and adopted the terms and provisions of a 2020 Stock Incentive Plan for the Company. Pursuant to the terms of the Plan, the maximum number of shares of Common Stock available for the grant of awards under the Plan shall not exceed 20,000,000. During the year ended December 31, 2020, the Company granted 19,400,000 shares of common stock to directors, officers, and consultants.

Penny Stock Regulations

The SEC has adopted regulations that generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share. Our Common Stock, when and if a trading market develops, may fall within the definition of penny stock and be subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1.00 million, or annual incomes exceeding $0.20 million individually, or $0.30 million, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our Common Stock and may affect the ability of investors to sell their Common Stock in the secondary market.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2020.

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

PLAN OF OPERATION

We are an early stage corporation and have generated revenues of $237,980 from our business during the years ended December 31, 2020. We have developed and operate an online ticketing platform named Gagfare.com, which provides a ticketing system for individuals and agencies to search, book and issue flight tickets and other services. During the 12 months following the date of filing of this Annual Report on Form 10-K, will be focused on attempting to raise $10,000,000 of funds to expand our business. We have no assurance that future financing will materialize. If that financing is not available, we may be unable to continue. However, if such public financing is not available, we could fail to satisfy our future cash requirements. We have no assurance that future financing will materialize. If that financing is not available we may be unable to continue. Management believes that if subsequent private placements are successful, we will be able to generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

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

With new investors joining, the Company is operating a travel services businesses, which includes an online ticketing platform Gagfare, which provides to travelers a “Book Now, Pay Later” business model, for travelers to secure the best fares and reserve flights well ahead of time. The Company will also become the driving force behind a bold new hospitality concept that takes nature lovers and intrepid travelers to exciting new and established destinations. The curated collection of boutique properties, each with a focus on diving, sustainability, conservation, and cultural authenticity, offers a thoroughly contemporary travel experience that is intrinsically linked to the destination, its heritage and its culture.

RESULTS OF OPERATIONS

Comparison of the Years ended December 31, 2020 and 2019

As of December 31, 2020, we suffered from a working capital deficit of $160,860. As a result, our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders or other capital sources. Management believes that the continuing financial support from the existing shareholders and external financing will provide the additional cash to meet our obligations as they become due. Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

The following table sets forth certain operational data for the years ended December 31, 2020 and 2019:

	Years Ended December 31,
	2020	2019
Revenues	$237,980	$183
Cost of revenue	(233,757)	-
Gross profit	4,223	183
Total operating expenses	(4,175,996)	(23,066)
Other income	22,826	3,372
Loss before Income Taxes	(4,148,947)	(19,511)
Income tax expense	-	-
Net loss	(4,148,947)	(19,511)

Revenue. We generated revenues of $237,980 and $183 for the years ended December 31, 2020 and 2019.

Cost of Revenue. Cost of revenue for the years ended December 31, 2020 and 2019, was $233,757 and $0, respectively. Cost of revenue increased primarily as a result of the increase in our business volume.

Gross Profit. We achieved a gross profit of $4,223 and $183 for the years ended December 31, 2020 and 2019, respectively. The increase in gross profit is primarily attributable to the increase in our business volume.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $4,175,996 and $23,066 for the years ended December 31, 2020 and 2019, respectively. The increase in G&A is primarily attributable to the stock-based compensation.

Income Tax Expense. Our income tax expenses for the years ended December 31, 2020 and 2019 were $0.

Net Loss. During the year ended December 31, 2020, we incurred a net loss of $4,148,947, as compared to $19,511 for the same period ended December 31, 2019.

Liquidity and Capital Resources

As of December 31, 2020, we had cash and cash equivalents of $64,496, accounts receivable of $374, deposits, prepayments and other receivables of $19,953.

We believe that our current cash and other sources of liquidity discussed below are adequate to support general operations for at least the next 12 months.

	Years Ended December 31,
	2020	2019
Net cash provided used in operating activities	$(71,248)	$(12,457)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	126,732	16,871

Net Cash Used In Operating Activities.

For the year ended December 31, 2020, net cash used in operating activities was $71,248, which consisted primarily of a net loss of $4,148,947, offset by a stock-based compensation of $4,074,000, amortization of convertible note discount, a decrease in accounts receivables of $129, an increase in deposits, prepayments and other receivables of $8,482 and an increase in accrued expenses and other payables of $11,608.

For the year ended December 31, 2019, net cash used in operating activities was $12,457, which consisted primarily of a net loss of $19,511, offset by a decrease in accounts receivables of $7,672, a decrease in deposits, prepayments and other receivables of $7,357 and an increase in accrued expenses and other payable of $7,975.

We expect to continue to rely on cash generated through financing from our existing shareholders and private placements of our securities, however, to finance our operations and future acquisitions.

Net Cash Provided By Investing Activities.

For the year ended December 31, 2020, there is no net cash provided by investing activities.

For the year ended December 31, 2019, there is no net cash provided by investing activities.

Net Cash Provided By Financing Activities.

For the year ended December 31, 2020, net cash provided by financing activities was $126,732 consisting primarily of $22,840 repayment to related companies of the Company, offset by $116,572 advances from a director and proceed from issuance of convertible bonds of $33,000.

For the year ended December 31, 2019, net cash provided by financing activities was $16,871, consisting primarily of $37,392 repayment to related companies of the Company and offset by $54,263 advances from a director.

Off-Balance Sheet Arrangements

We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of any third parties. In addition, we have not entered into any derivative contracts that are indexed to our own shares and classified as shareholders’ equity, or that are not reflected in our financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. Moreover, we do not have any variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

COVID-19

We continue to evaluate the impact of the COVID-19 pandemic on the industry and our Company and have concluded that while it is reasonably possible that the virus could have a negative effect on our financial position and results of our operations, the specific impact is not readily determinable as of the date of this filing. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies and Estimates

•	Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

•	Use of estimates and assumptions

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the years reported. Actual results may differ from these estimates.

•	Basis of consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

•	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

•	Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer's financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of December 31, 2020 and 2019, there was no allowance for doubtful accounts.

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

The Company adopted the ASC 740 Income tax provisions of paragraph 740-10-25-13, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

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

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the consolidated statement of operations.

The reporting currency of the Company is United States Dollar ("US$") and the accompanying consolidated financial statements have been expressed in US$. In addition, the Company is operating in Hong Kong and Singapore and maintains its books and record in its local currency, Hong Kong Dollars (“HKD”) and Singapore Dollars (“SGD”), which are a functional currency as being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiary whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “ Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statements of changes in shareholders’ equity.

•	Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

•	Comprehensive income

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying consolidated statements of changes in shareholders’ equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

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

•	Retirement plan costs

Contributions to retirement plans (which are defined contribution plans) are charged to general and administrative expenses in the accompanying statements of operation as the related employee service is provided.

•	Share-based compensation

The Company follows ASC 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards, including restricted stock units, based on estimated grant date fair values. Restricted stock units are valued using the market price of the Company’s common shares on the date of grant. The Company records compensation expense, net of estimated forfeitures, over the requisite service period.

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

The consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amount due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

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

Recently Adopted Accounting Standards

In June 2016, the FASB issued guidance that affects loans, trade receivables and any other financial assets that have the contractual right to receive cash. Under the new guidance, an entity is required to recognize expected credit losses rather than incurred losses for financial assets. The new guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company adopted the new guidance effective January 1, 2020, with no material impact to the Company’s consolidated financial position, results of operations or cash flows.

In August 2018, the FASB issued guidance which modifies certain disclosure requirements over fair value measurements. The guidance is effective for fiscal years beginning after December 15, 2019, including all interim periods within that fiscal year. The Company adopted the new guidance effective January 1, 2020. The Company does not currently classify any of its derivative contracts or restoration plan assets as Level 3 assets or liabilities, nor did the Company have any transfers amongst fair value levels during the year ended December 31, 2020. As a result, the guidance did not have an impact on Company’s the fair value measurement disclosures upon adoption.

In January 2017, the FASB issued guidance which eliminates the second step from the traditional two-step goodwill impairment test. Under current guidance, an entity performed the first step of the goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount; if an impairment loss was indicated, the entity computed the implied fair value of goodwill to determine whether an impairment loss existed, and if so, the amount to recognize. Under the new guidance, an impairment loss is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value (the Step 1 test), with no further testing required. Any impairment loss recognized is limited to the amount of goodwill allocated to the reporting unit. The new guidance is effective for public companies that are Securities and Exchange Commission (“SEC”) registrants for fiscal years beginning after December 15, 2019. The Company adopted the new guidance on January 1, 2020, and applied the guidance prospectively to its goodwill impairment tests.

Accounting Standards Not Yet Adopted as of December 31, 2020

In December 2019, the FASB issued new guidance to simplify the accounting for income taxes by removing certain exceptions to the general principles and also simplification of areas such as franchise taxes, step-up in tax basis goodwill, separate entity financial statements and interim recognition of enactment of tax laws or rate changes. The new guidance is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of this new guidance on its consolidated financial statements.

In March 2020, the FASB issued guidance to address certain accounting consequences from the anticipated transition from the use of the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The new guidance contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance is optional and may be elected over time as reference rate reform activities occur. During the year ended December 31, 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based on matches the index of the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

The Company believes that other recent accounting pronouncement will not have a material effect on the Company’s consolidated financial position, results of operations and cash flows.

Subsequent Events

None through date of this filing.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 8. FINANCIAL STATEMENTS

New Momentum Corporation

TOTAL ASIA ASSOCIATES PLT

(AF002128 & LLP0016837-LCA)

A Firm registered with US PCAOB and Malaysian MIA

Block C-3-1, Megan Avenue 1, 189, Off Jalan Tun Razak,

50400, Kuala Lumpur, Malaysia

Tel: (603) 2733 9989

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Director and Shareholders of

NEW MOMENTUM CORPORATION

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of New Momentum Corporation and its subsidiaries (the ‘Company’) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ deficit and cash flows for the years ended December 31, 2020 and 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years ended December 31, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. These factors create an uncertainty as to the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ TOTAL ASIA ASSOCIATES PLT

TOTAL ASIA ASSOCIATES PLT

March 26, 2021

We have served as the Company’s auditor since 2020.

Kuala Lumpur, Malaysia

NEW MOMENTUM CORPORATION

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$64,496	$9,343
Accounts receivable	374	503
Deposits, prepayments and other receivables	19,953	11,471

Total current assets	84,823	21,317

TOTAL ASSETS	$84,823	$21,317

LIABILTIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities and other payables	$12,290	$682
Amount due to a related company	-	22,840
Amounts due to directors	199,949	83,377
Convertible promissory note	33,444	-

Total current liabilities	245,683	106,899

TOTAL LIABILITIES	245,683	106,899

Commitments and contingencies	-	-

SHAREHOLDERS’ DEFICIT
Preferred stock, Class A, $0.001 par value; 175,000,000 shares authorized; no share issued and outstanding as at December 31, 2020 and 2019	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized; 340,268,500 and 10,000,000 shares issued and outstanding as at December 31, 2020 and 2019, respectively	340,269	10,000
Additional paid in capital	4,054,600	-
Accumulated other comprehensive losses	(884)	(553)
Accumulated losses	(4,554,845)	(95,029)

Shareholders’ deficit	(160,860)	(85,582)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$84,823	$21,317

See accompanying notes to consolidated financial statements.

NEW MOMENTUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2020	2019

Revenue, net	$237,980	$183

Cost of revenue	(233,757)	-

Gross profit	4,223	183

Operating expenses:
General and administrative expenses	(4,111,983)	(23,066)
Legal and professional fee	(64,013)	-
Total operating expenses	(4,175,996)	(23,066)

Loss from operations	(4,171,773)	(22,883)

Other income (expense):
Government subsidy	23,853	3,367
Interest income	1	5
Interest expense	(1,028)	-

Total other income	22,826	3,372

LOSS BEFORE INCOME TAXES	(4,148,947)	(19,511)

Income tax expense	-	-

NET LOSS	(4,148,947)	(19,511)

Other comprehensive loss :
Foreign currency translation loss	(331)	(182)

COMPREHENSIVE LOSS	$(4,149,278)	$(19,693)

Net loss per share
Basic and diluted	$(0.03)	$(0.00)

Weighted average shares outstanding
Basic and diluted	165,747,163	10,000,000

See accompanying notes to consolidated financial statements.

NEW MOMENTUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2020	2019

Cash flow from operating activities:
Net loss	$(4,148,947)	$(19,511)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation for services	4,074,000	-
Amortization of convertible note discount	444	-

Change in operating assets and liabilities:
Accounts receivable	129	7,672
Deposits, prepayments and other receivables	(8,482)	7,357
Accrued liabilities and other payables	11,608	(7,975)
Net cash used in operating activities	(71,248)	(12,457)

Cash flow from financing activities:
Advance from a director	116,572	54,263
Proceed from issuance of convertible bonds	33,000	-
Repayment to related companies	(22,840)	(37,392)

Net cash generated from financing activities	126,732	16,871

Effect on exchange rate change on cash and cash equivalents	(331)	(182)

Net change in cash and cash equivalents	55,153	4,232

BEGINNING OF YEAR	9,343	5,111

END OF YEAR	$64,496	$9,343

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for tax	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to consolidated financial statements.

NEW MOMENTUM CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common stock		Additional paid in	Accumulated other comprehensive	Accumulated	Total shareholders’
	No. of Shares	Amount	capital	losses	losses	deficit

Balance as at January 1, 2019 (restated)	10,000,000	$10,000	$-	$(371)	$(75,518)	$(65,889)

Foreign currency translation adjustment	-	-	-	(182)	-	(182)

Net loss for the year	-	-	-	-	(19,511)	(19,511)

Balance as at December 31, 2019	10,000,000	$10,000	$-	$(553)	$(95,029)	$(85,582)

Shares issued for acquisition of legal acquirer	310,868,500	310,869	-	-	(310,869)	-

Issuance of shares for service rendered	19,400,000	19,400	4,054,600	-	-	4,074,000

Foreign currency translation adjustment	-	-	-	(331)	-	(331)

Net loss for the year	-	-	-	-	(4,148,947)	(4,148,947)

Balance as at December 31, 2020	340,268,500	$340,269	$4,054,600	$(884)	$(4,554,845)	$(160,860)

See accompanying notes to consolidated financial statements.

NEW MOMENTUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

1. DESCRIPTION OF BUSINESS AND ORGANIZATION

New Momentum Corporation (formerly known as Eason Education Kingdom Holdings, Inc.) (the “Company”) was incorporated under the law of the State of Nevada on July 1, 1999. The Company through its subsidiaries, mainly operates a smartphone application to provide the online platform with “Book Now, Pay Later” flight booking service for travelers among over 500 airlines worldwide to search and secured their tickets. With a simple, user-friendly interface, the Company enables customers to arrange and book the multiple-stop itineraries, and to check their bookings through official airline websites using the Gagfare booking reference number.

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

Because the Company is a shell company, Nemo Holding will comprise the ongoing operations of the combined entity and its senior management will serve as the senior management of the combined entity, Nemo Holding is deemed to be the accounting acquirer for accounting purposes. The transaction will be treated as a recapitalization of the Company. Accordingly, the consolidated assets, liabilities and results of operations of the Company will become the historical financial statements of Nemo Holding, and the Company’s assets, liabilities and results of operations will be consolidated with Nemo Holding beginning on the acquisition date. Nemo Holding was the legal acquiree but deemed to be the accounting acquirer. The Company was the legal acquirer but deemed to be the accounting acquiree in the reverse merger. The historical financial statements prior to the acquisition are those of the accounting acquirer (Nemo Holding). After completion of the Share Exchange Transaction, the Company’s consolidated financial statements include the assets and liabilities, the operations and cash flow of the accounting acquirer.

During the year ended December 31, 2020, the Company established two subsidiaries namely New Momentum Asia Pte. Ltd, a Singapore corporation and JPOPCOIN Limited, a Hong Kong corporation, respectively, for business expansion.

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities	Particulars of registered/ paid up share capital	Effective interest held

NEMO Holding Company Limited	British Virgin Islands	Investment holding	10,000 ordinary shares at par value of US$1	100%

Gagfare Limited	Hong Kong	Travel agency	500,000 ordinary shares for HK$500,000	100%

Beyond Blue Limited	Hong Kong	Event organizer	1 ordinary share for HK$1	100%

New Momentum Asia Pte. Ltd.	Singapore	Investment holding	1 ordinary share for SGD 1	100%

JPOPCOIN Limited	Hong Kong	Administrative service	5 ordinary shares for HK$5	100%

The Company and its subsidiaries are hereinafter referred to as (the “Company”).

2. GOING CONCERN UNCERTAINTIES

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has suffered from continuous loss from its inception and shareholders’ deficit of $160,860 and net current liabilities of $160,860 at December 31, 2020. In addition, with respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, the outbreak has caused substantial disruption in international economies and global trades and if repercussions of the outbreak are prolonged, could have a significant adverse impact on the Company’s business.

The continuation of the Company as a going concern through December 31, 2021 is dependent upon the continued financial support from its shareholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes.

•	Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

•	Use of estimates and assumptions

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the years reported. Actual results may differ from these estimates.

•	Basis of consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

•	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

•	Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer's financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of December 31, 2020 and 2019, there was no allowance for doubtful accounts.

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

The Company adopted the ASC 740 Income tax provisions of paragraph 740-10-25-13, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the years ended December 31, 2020 and 2019.

•	Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the consolidated statement of operations.

The reporting currency of the Company is United States Dollar ("US$") and the accompanying consolidated financial statements have been expressed in US$. In addition, the Company is operating in Hong Kong and Singapore and maintain its books and record in its local currency, Hong Kong Dollars (“HKD”) and Singapore Dollars (“SGD”), which are a functional currency as being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiary whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “ Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statements of changes in shareholders’ equity.

Translation of amounts from HKD and SGD into US$ have been made at the following exchange rates for the years ended December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Year-end HKD:US$ exchange rate	0.12899	0.12842
Average HKD:US$ exchange rate	0.12894	0.12764
Year-end SGD:US$ exchange rate	0.75645	-
Average SGD:US$ exchange rate	0.74365	-

•	Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

•	Comprehensive income

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying consolidated statements of changes in shareholders’ equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

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

•	Retirement plan costs

Contributions to retirement plans (which are defined contribution plans) are charged to general and administrative expenses in the accompanying statements of operation as the related employee service is provided.

•	Share-based compensation

The Company follows ASC 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards, including restricted stock units, based on estimated grant date fair values. Restricted stock units are valued using the market price of the Company’s common shares on the date of grant. The Company records compensation expense, net of estimated forfeitures, over the requisite service period.

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

The consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amount due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

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

Recently Adopted Accounting Standards

In June 2016, the FASB issued guidance that affects loans, trade receivables and any other financial assets that have the contractual right to receive cash. Under the new guidance, an entity is required to recognize expected credit losses rather than incurred losses for financial assets. The new guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company adopted the new guidance effective January 1, 2020, with no material impact to the Company’s consolidated financial position, results of operations or cash flows.

In August 2018, the FASB issued guidance which modifies certain disclosure requirements over fair value measurements. The guidance is effective for fiscal years beginning after December 15, 2019, including all interim periods within that fiscal year. The Company adopted the new guidance effective January 1, 2020. The Company does not currently classify any of its derivative contracts or restoration plan assets as Level 3 assets or liabilities, nor did the Company have any transfers amongst fair value levels during the year ended December 31, 2020. As a result, the guidance did not have an impact on Company’s the fair value measurement disclosures upon adoption.

In January 2017, the FASB issued guidance which eliminates the second step from the traditional two-step goodwill impairment test. Under current guidance, an entity performed the first step of the goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount; if an impairment loss was indicated, the entity computed the implied fair value of goodwill to determine whether an impairment loss existed, and if so, the amount to recognize. Under the new guidance, an impairment loss is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value (the Step 1 test), with no further testing required. Any impairment loss recognized is limited to the amount of goodwill allocated to the reporting unit. The new guidance is effective for public companies that are Securities and Exchange Commission (“SEC”) registrants for fiscal years beginning after December 15, 2019. The Company adopted the new guidance on January 1, 2020, and applied the guidance prospectively to its goodwill impairment tests.

Accounting Standards Not Yet Adopted as of December 31, 2020

In December 2019, the FASB issued new guidance to simplify the accounting for income taxes by removing certain exceptions to the general principles and also simplification of areas such as franchise taxes, step-up in tax basis goodwill, separate entity financial statements and interim recognition of enactment of tax laws or rate changes. The new guidance is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of this new guidance on its consolidated financial statements.

In March 2020, the FASB issued guidance to address certain accounting consequences from the anticipated transition from the use of the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The new guidance contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance is optional and may be elected over time as reference rate reform activities occur. During the year ended December 31, 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based on matches the index of the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

4. AMOUNTS DUE TO A RELATED COMPANY AND DIRECTORS

As of December 31, 2020 and 2019, the Company owed to its directors in the amount of $199,949 and $83,377, respectively. The amounts are unsecured, non-interest bearing and have no fixed terms of repayment. Imputed interest from related party loans is not significant.

As of December 31, 2020 and 2019, the Company owed to the related company which is controlled by the Company’s directors in the amount of $0 and $22,840, respectively. The amounts are unsecured, non-interest bearing and have no fixed terms of repayment. Imputed interest from related party loans is not significant.

5. CONVERTIBLE PROMISSORY NOTE

On October 27, 2020, the Company and EMA Financial, LLC, (“EMA”) entered into a Securities Purchase Agreement, whereby the Company issued a note to EMA (the “EMA Note”) in the original principal amount of $35,000. The EMA Note contains an original issue discount of $2,000 which will be reflected as a debt discount and amortized over the nine months Note term. The EMA Note is convertible into shares of the common stock of the Company at a price equal to 55% of the lowest trading price of the Company’s common stock for the twenty (20) consecutive trading days immediately preceding to the conversion date. The EMA Note bears interest at 10% per annum and is due on July 27, 2021.

As of December 31, 2020 and 2019, accrued interest amounted to $584 and $0, respectively.

For the year ended December 31, 2020 and 2019, the amortization of discount was $444 and $0, respectively.

6. SHAREHOLDERS’ DEFICIT

Preferred Stock

Authorized shares

The Company was authorized to issue 175,000,000 shares of Class A preferred stock at par value of $0.001. Any class of preferred stock may have preferential voting rights, liquidation rights or other rights with respect to the class of common stock. These preferential rights may have anti-takeover effects and may also result in the dilution of the common stockholders; equity interest and earnings per share.

Issued and outstanding shares

As of December 31, 2020 and 2019, no Class A preferred stock was issued and outstanding.

Common Stock

Authorized shares

The Company was authorized to issue 500,000,000 shares of common stock at par value of $0.001.

Issued and outstanding shares

On October 23, 2020, the Company issued 19,400,000 shares of common stock at $0.21 per share under the Plan to compensate certain consultants and service providers in rendering the services to the Company in the amount of $4,074,000 and charged to the operations.

As of December 31, 2020, 340,268,500 common shares issued and outstanding.

Stock Option Plan

On October 19, 2020, the Company approved the 2020 Stock Incentive Plan (the “Plan”) and authorized the director to issue the maximum shares of common stock of 20,000,000 shares at a price of $0.21 per share under the Plan.

On October 23, 2020, the Company issued 19,400,000 shares of common stock at $0.21 per share under the Plan to compensate certain consultants and service providers in rendering the services to the Company.

As of December 31, 2020, 600,000 shares are not issued under the Plan.

7. INCOME TAX

Income (loss) before income taxes within or outside the United States are shown below:

	Years ended December 31,
	2020	2019

Domestic	$(4,139,578)	$-
Foreign	(9,369)	(19,511)
Total	$(4,148,947)	$(19,511)

The provision (benefit) for income taxes as shown in the accompanying consolidated statements of income consists of the following:

Years ended December 31,
	2020	2019

Current:	$-	$-
Domestic	-	-
Foreign	-	-

Deferred:
Domestic	-	-
Foreign	-	-
Provision for income taxes	$-	$-

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rate. The Company operates in various countries: United States of America and Hong Kong that are subject to taxes in the jurisdictions in which they operate, as follows:

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

As of December 31, 2020, the operations in the United States of America incurred $4,924,704 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2040, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $1,034,188 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

ASC 740, Accounting for Income Taxes, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction by jurisdiction basis. The Company’s history of cumulative losses, along with expected future U.S. losses required that a full valuation allowance be recorded against all net deferred tax assets. The Company intends to maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

BVI

Under the current BVI law, the Company is not subject to tax on income.

Singapore

The Company’s operating subsidiary is registered in Republic of Singapore and is subject to the Singapore corporate income tax at a standard income tax rate of 17% on the assessable income arising in Singapore during its tax year. No assessable income was generated in Singapore during the year ended December 31, 2020 and there was no provision for income tax.

Hong Kong

The Company’s subsidiaries operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the years ended December 31, 2020 and 2019 is as follows:

	Years ended December 31,
	2020	2019

Loss before income taxes	$(5,687)	$(19,511)
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	(938)	(3,219)
Tax effect of non-taxable items	(3,936)	(555)
Net operating loss	4,874	3,774
Income tax expense	$-	$-

The following table sets forth the significant components of the deferred tax assets of the Company as of December 31, 2020 and 2019:

	As of December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards
- United States	$1,034,188	$-
- Hong Kong	21,108	16,234
- Singapore	82	-
	1,055,378	16,234
Less: valuation allowance	(1,055,378)	(16,234)
Deferred tax assets, net	$-	$-

8. NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the year. The dilutive effect of potential common shares outstanding is included in diluted net loss per share. The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31, 2020 and 2019:

	Years ended December 31,
	2020	2019

Net loss attributable to common shareholders	$(4,148,947)	$(19,511)

Weighted average common shares outstanding – Basic and diluted	165,747,163	10,000,000

Net loss per share – Basic and diluted	$(0.03)	$(0.00)

9. PENSION COSTS

The Company is required to make contribution to their employees under a government-mandated defined contribution pension scheme for its eligible full-times employees in Hong Kong. The Company is required to contribute a specified percentage of the participants’ relevant income based on their ages and wages level. During the years ended December 31, 2020 and 2019, $280 and $0 contributions were made accordingly.

10. RELATED PARTY TRANSACTIONS

From time to time, the directors of the Company advanced funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and had no fixed terms of repayment.

During the years ended December 31, 2020 and 2019, the Company has been provided free office space by its shareholder. The management determined that such cost is nominal and did not recognize the rent expense in its consolidated financial statements.

Since February 1, 2016, the Company was granted with the right of use to the website and mobile application platforms by JJ Explorer Tours Limited (“JJ Explorer”), which was also controlled by the directors of the Company. Also, the Company formed a cooperation partnership with JJ Explorer whereas JJ Explorer invested to develop and maintained the operations of the Gagfare web and mobile application platforms in a term of 5 years, to be expired on January 31, 2021. On January 31, 2021, JJ Explorer agreed to extend the term of additional 5 years, up January 31, 2026. In return, JJ Explorer would share 50% of the net earnings generated by the Company in the use of its web and mobile application platforms during the cooperation period. For the years ended December 31, 2020 and 2019, the Company did not record the service charges and paid to JJ Explorer.

Apart from the transactions and balances detailed elsewhere in these accompanying consolidated financial statements, the Company has no other significant or material related party transactions during the years presented.

11. CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the years ended December 31, 2020 and 2019, there was no single customer exceeding 10% of the Company’s revenue.

(b) Economic and political risk

The Company’s major operations are conducted in Hong Kong. Accordingly, the political, economic, and legal environments in Hong Kong, as well as the general state of Hong Kong’s economy may influence the Company’s business, financial condition, and results of operations.

(c) Exchange rate risk

The Company cannot guarantee that the current exchange rate will remain steady; therefore there is a possibility that the Company could post the same amount of profit for two comparable periods and because of the fluctuating exchange rate actually post higher or lower profit depending on exchange rate of HKD and SGD converted to US$ on that date. The exchange rate could fluctuate depending on changes in political and economic environments without notice.

12. COMMITMENTS AND CONTINGENCIES

As of December 31, 2020 and 2019, the Company has no material commitments or contingencies.

13. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2020, up through March 26, 2021, the Company issued the audited consolidated financial statements. The Company determined that there are no further events to disclose.

On March 11, 2021, the Company filed the Certificate of Designation to create and authorize Series A Preferred Stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our President, who acts as both our principal executive office and principal financial officer, is responsible for our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified under SEC rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, including the President, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2020. Based on this evaluation, our management concluded that as of December 31, 2020 these disclosure controls and procedures were not effective at the reasonable assurance level. As discussed below, our internal control over financial reporting is an integral part of our disclosure controls and procedures.

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

Our President, who acts as both our principal executive officer and principal financial officer, performed an evaluation of our internal control over financial reporting under the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the results of this assessment, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020, based on such criteria. Deficiencies existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a majority of independent members and a lack of a majority of outside directors on our Board, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (ii) inadequate segregation of duties consistent with control objectives. Management believes that the lack of a majority of outside directors on our Board results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Changes in Internal Controls over Financial Reporting

In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of Section 404 of the Sarbanes-Oxley Act, we continue to review, test, and improve the effectiveness of our internal controls. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter and since the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitation on the Effectiveness of Internal Controls

The effectiveness of any system of internal control over financial reporting is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting can only provide reasonable, not absolute, assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business but cannot assure that such improvements will be sufficient to provide us with effective internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On March 11, 2021, the Company designated a class of preferred stock titled, Series A Preferred Stock, with a par value of $0.001 per share, and consisting of one share. The Series A preferred carries voting rights equal to 110% of the total voting rights of the outstanding common stock and voting power of the Company, and has the right to appoint one director of the Company.

Additionally, the one share of Series A Preferred Stock contains protective provisions, which precludes the Company from taking the certain actions without the approval of the holder of the share of Series A Preferred Stock. More specifically, so long as any shares of Series A Preferred Stock are outstanding, the Company shall not, without first obtaining the approval (by vote or written consent, as provided by law) of the holders of at least a majority of the then outstanding shares of Series A Preferred Stock, voting as a separate class:

(a)	amend the Articles of Incorporation or, unless approved by the Board of Directors, including by the Series A Director, amend the Company’s Bylaws;

(b)	change or modify the rights, preferences or other terms of the Series A Preferred Stock, or increase or decrease the number of authorized shares of Series A Preferred Stock;

(c)

reclassify or recapitalize any outstanding equity securities, or, unless approved by the Board of Directors, including by the Series A Director, authorize or issue, or undertake an obligation to authorize or issue, any equity securities or any debt securities convertible into or exercisable for any equity securities (other than the issuance of stock-options or securities under any employee option or benefit plan);

(d)	authorize or effect any transaction constituting a “Deemed Liquidation” under the Articles, or any other merger or consolidation of the Company;

(e)

increase or decrease the size of the Board of Directors as provided in the Bylaws of the Company or remove the Series A Director (unless approved by the Board of Directors, including the Series A Director);

(f)	declare or pay any dividends or make any other distribution with respect to any class or series of capital stock (unless approved by the Board of Directors, including the Series A Director);

(g)

redeem, repurchase or otherwise acquire (or pay into or set aside for a sinking fund for such purpose) any outstanding shares of capital stock (other than the repurchase of shares of Common Stock from employees, consultants or other service providers pursuant to agreements approved by the Board of Directors under which the Company has the option to repurchase such shares at no greater than original cost upon the occurrence of certain events, such as the termination of employment) (unless approved by the Board of Directors, including the Series A Director);

(h)

create or amend any stock option plan of the Company, if any (other than amendments that do not require approval of the stockholders under the terms of the plan or applicable law) or approve any new equity incentive plan;

(i)	replace the President and/or Chief Executive Officer of the Company (unless approved by the Board of Directors, including the Series A Director);

(j)	transfer assets to any subsidiary or other affiliated entity (unless approved by the Board of Directors, including the Series A Director);

(k)

issue, or cause any subsidiary of the Company to issue, any indebtedness or debt security, other than trade accounts payable and/or letters of credit, performance bonds or other similar credit support incurred in the ordinary course of business, or amend, renew, increase or otherwise alter in any material respect the terms of any indebtedness previously approved or required to be approved by the holders of the Series A Preferred Stock (unless approved by the Board of Directors, including the Series A Director);

(l)	modify or change the nature of the Company’s business;

(m)

acquire, or cause a Subsidiary of the Company to acquire, in any transaction or series of related transactions, the stock or any material assets of another person, or enter into any joint venture with any other person (unless approved by the Board of Directors, including the Series A Director); or

(n)

sell, transfer, license, lease or otherwise dispose of, in any transaction or series of related transactions, any material assets of the Company or any Subsidiary outside the ordinary course of business (unless approved by the Board of Directors, including the Series A Director).

Additionally, as long as any shares of Series A Preferred Stock remain outstanding, the holders of a majority of the shares of Series A Preferred Stock represented at a duly called special or annual meeting of such stockholders or by an action by written consent for that purpose shall be entitled to elect a special director to the board of directors.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person, and the year such director or officer commenced serving in such capacity:

Name	Age	Positions

Leung Tin Lung David	58	Director, President, Secretary and Treasurer

Leung Tin Lung David

Director, President, Secretary and Treasurer

Mr. Leung, age 58, has served as our President, Secretary, Treasurer and sole Director since May 27, 2020. Mr. Leung is a long-term veteran in the travel industry, with many years of experience working with government and travel trade partners. He is the founder and has been the Managing Director of JJ Explorer Tour Limited, a position he has held since 2007. From 2011 until 2017, Mr. Leung was the Marketing Representative of Philippine Department of Tourism, Hong Kong and Macau. Mr. Leung graduated from the University of Minnesota in 1984. Mr. Leung’s background in the travel industry led to our conclusion that he should serve as a director in light of our business and structure.

Director Qualifications

We believe that our directors should have the highest professional and personal ethics and values, consistent with our values and standards. They should have broad experience at the policy-making level in business or banking. They should be committed to enhancing stockholder value and should have sufficient time to carry out their duties and to provide insight and practical wisdom based on experience. Their service on other boards of public companies should be limited to a number that permits them, given their individual circumstances, to perform responsibly all director duties for us. Each director must represent the interests of all stockholders. When considering potential director candidates, the Board also considers the candidate’s character, judgment, diversity, age and skills, including financial literacy and experience in the context of our needs and the needs of the Board.

Term of Office

All directors hold office until the next annual meeting of the stockholders of the Company and until their successors have been duly elected and qualified. The Company’s Bylaws provide that the Board of Directors will consist of no less than one member. Officers are elected by and serve at the discretion of the Board of Directors.

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

Involvement in Certain Legal Proceedings

To our knowledge, our directors and executive officers have not been involved in any of the following events during the past ten years:

•

Any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•

Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

•

Being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•

Being subject of, or a party to, any Federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•

Being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Significant Employees and Consultants

As of December 31, 2020, the Company has no significant employees. The Company is managed by Leung Tin Lung David, our sole director and officer.

Audit Committee and Conflicts of Interest

Since we do not have an audit, compensation or governance and nominating committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board of Directors established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company is an early stage company and has only one director, and to date, such director has been performing the functions of such committees. Thus, there is a potential conflict of interest in that our sole director and officer has the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

Family Relationships

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

Code of Ethics

The Company has adopted a code of ethics that applies to its principal executive officers, principal financial officer, principal accounting officer or controller, and persons performing similar functions.

Employment Agreements

We have no employment agreements with any of our directors.

Indemnification Agreements

We have no indemnification agreements with our officers, directors or any other person.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our President and all other executive officers (collectively, the “Named Executive Officers”) in the fiscal years ended December 31, 2020 and 2019:

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us for the fiscal periods indicated.

						Non-Equity
						Incentive	Nonqualified
Name and				Stock	Option	Plan	Deferred	All Other
Principal Position	Year	Salary ($)	Bonus ($)	Awards ($)	Awards ($)	Compensation($)	Compensation($)	Compensation($)	Total ($)
Law Wai	2020	0	0	0	0	0	0	0	0
Fan (1)	2019	0	0	0	0	0	0	0	0

Cheng Kin	2020	0	0	0	0	0	0	0	0
Ning (2)	2019	0	0	0	0	0	0	0	0

Marie Huen	2020	0	0	0	0	0	0	0	0
Lai Chun (3)	2019	0	0	0	0	0	0	0	0

Leung Tin	2020	0	0	0	0	0	0	0	0
Lung David (4)	2019	0	0	0	0	0	0	0	0

___________

(1)	Appointed Chief Executive Officer and President on February 13, 2015; resigned from all such positions on May 27, 2020.
(2)	Appointed Chief Financial Officer, Secretary and Treasurer on February 13, 2015; resigned from all such positions on May 27, 2020.
(3)	Appointed Chief Operating Officer on February 13, 2015; resigned from such position on May 27, 2020.
(4)	Appointed President, Secretary, Treasurer and director on May 27, 2020.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

The Company has no employment agreements with its officers or any significant employee and did not enter into any employment contracts, termination of employment, or change-in-control arrangements during the year ended December 31, 2020.

Option Exercises and Fiscal Year-End Option Value Table.

There were no stock options exercised by the named executive officers as of the end of the fiscal period ended December 31, 2020.

Long-Term Incentive Plans and Awards

There were no awards made to a named executive officer, under any long-term incentive plan, as of the end of the fiscal period ended December 31, 2020.

We currently do not pay any compensation to our directors serving on our board of directors.

STOCK OPTION GRANTS

The following table sets forth stock option grants and compensation or the fiscal year ended December 31, 2020:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Law Wai Fan (1)	-0-	-0-	-0-	$-0-	N/A	-0-	-0-	-0-	-0-

Cheng Kin Ning (2)	-0-	-0-	-0-	$-0-	N/A	-0-	-0-	-0-	-0-

Marie Huen Lai Chun (3)	-0-	-0-	-0-	$-0-	N/A	-0-	-0-	-0-	-0-

Chu Kin Hon (4)	-0-	-0-	-0-	$-0-	N/A	-0-	-0-	-0-	-0-

Leung Tin Lung David (5)	-0-	-0-	-0-	$-0-	N/A	-0-	-0-	-0-	-0-

_____________

(1)	Appointed Chief Executive Officer on February 13, 2015; resigned from such position on May 27, 2020.
(2)	Appointed Chief Financial Officer on February 13, 2015; resigned from such position on May 27, 2020.
(3)	Appointed Chief Operating Officer on February 13, 2015; resigned from such position on May 27, 2020.
(4)	Appointed a director on February 13, 2015; resigned from such position on May 27, 2020.
(5)	Appointed President, Secretary, Treasurer and director on May 27, 2020.

DIRECTOR COMPENSATION

The following table sets forth director compensation or the fiscal year ended December 31, 2020:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation($)	Total ($)

Leung Tin Lung David (1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

______________

(1)	Appointed President, Secretary, Treasurer and director on May 27, 2020.

We currently do not pay any compensation to our directors for serving on our board of directors.

Narrative to Director Compensation Table

The following is a narrative discussion of the material information that we believe is necessary to understand the information disclosed in the previous table.

Leung Tin Leung David receives no compensation solely in his capacity as a director of the Company. All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of March 19, 2021, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 340,268,500 shares of our common stock issued and outstanding as March 19, 2021. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

Title of Class	Name and Address of Beneficial Owner (2)	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)

Common Stock	Leung Tin Lung David (3)	239,813,213	70.5%
Common Stock	Chak Wan Ling Margaret	27,763,000	8.0%
Common Stock	Leung Chue	25,000,000	7.3%
Common Stock	Leung Suk Mun	25,000,000	7.03%
All directors and executive officers as a group (1 person)		239,813,213	70.5%

______________

(1)	Calculated based on 340,268,500 shares of common stock issued and outstanding on March 19, 2020.
(2)	Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of: Room 1303, 13/F, Technology Plaza, 651 King’s Road, North Point, Hong Kong.
(3)	Appointed President, Secretary, Treasurer and a director on May 27, 2020.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

Except as described below, during the past fiscal year, there have been no transactions, whether directly or indirectly, between us and any of our respective officers, directors, beneficial owners of more than 5.0% of our outstanding common stock or their family members, that exceeded the lesser of $0.12 million or 1.0% of the average of our total assets at year-end for the last completed fiscal year.

Pursuant to a Cooperation Agreement, dated February 1, 2016, by and between Gagfare Limited, a Hong Kong corporation and wholly owned subsidiary of the Company, and JJ Explorer Tours Limited, a Hong Kong corporation (“JJ Explorer”), controlled by Leung Tin Lung David, JJ Explorer develops and maintains website and mobile application platforms the Company uses in the operation of its business in exchange for 50% of the net earnings the Company earns through its Gagfare website and mobile application platforms for a term of five years. On January 31, 2021, JJ Explorer agreed to extend the term of additional 5 years up January 31, 2026.

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

Our board of directors has not separately designated and standing committees. Accordingly, the duties customarily performed by an audit committee, compensation committee, and governance and nominating committee are performed by our board of directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the years ended December 31, 2020 and 2019, the total fees charged to the Company for audit services, including quarterly reviews were $35,000 and $20,000, for audit-related services were $0 and $0 and for tax services and other services were $0 and $0, respectively.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Number	Description

2.1

Share Exchange Agreement, dated July 6, 2020, by and among the New Momentum Corporation, Nemo Holding Corp., a British Virgin Islands corporation (“Nemo Holding”), and the holders of common shares of Nemo Holding (5)

3.1.1	Articles of Incorporation, dated July 1, 1999 (1)
3.1.2	Amended and Restated Articles of Incorporation, dated December 9, 2010 (2)
3.1.3	Certificate of Correction, dated April 1, 2011*
3.1.4	Certificate of Amendment to Articles of Incorporation, dated June 18, 2020 (5)
3.1.5	Certificate of Designation for Series A Preferred Stock, dated March 11, 2021*
3.2	Bylaws (3)
4.1	10% Convertible Note, dated October 27, 2020 (6)
14.1	Code of Ethics (4)
21.1	Subsidiaries of the Registrant
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Document*

_______________

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 (File No. 333-54002), filed with the Securities and Exchange Commission on January 19, 2001.
(2)	Incorporated by reference to the Registrant’s Definitive Information Statement on Schedule 14C (File No. 000-52273), filed with the Securities and Exchange Commission on November 17, 2010.
(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-52273), filed with the Securities and Exchange Commission on April 17, 2015.
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB (File No. 000-52273), filed with the Securities and Exchange Commission on April 14, 2006.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-52273) dated filed with the Securities and Exchange Commission on July 8, 2020.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-52273) dated filed with the Securities and Exchange Commission on November 20, 2020

.

*Filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW MOMENTUM CORPORATION

Date: March 26, 2021	By:	/s/ Leung Tin Lung David
	Name:	Leung Tin Lung David
	Title:	President (principal executive officer, principal accounting officer, and principal financial officer)

