Form 10-Q
period 2021-03-31
New Momentum Corp.
filed 2021-05-24
CIK 1132509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 13, 2021, there were 171,418,500 shares of common stock, $0.001 par value per share, outstanding.

NEW MOMENTUM CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2021

2

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

NEW MOMENTUM CORPORATION

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4

NEW MOMENTUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2021	December 31, 2020
	(Unaudited)	(Audited)
ASSETS
Non-current asset:
Right-of-use asset	$45,241	$-

Current assets:
Cash and cash equivalents	$42,512	$64,496
Accounts receivable	487	374
Deposits, prepayments and other receivables	19,897	19,953

Total current assets	62,896	84,823

TOTAL ASSETS	$108,137	$84,823

LIABILTIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities and other payables	$11,008	$12,290
Amount due to directors	218,840	199,949
Convertible promissory note	34,111	33,444
Lease liabilities	24,827	-

Total current liabilities	288,786	245,683

Non-current liability
Lease liabilities	$19,310	$-

TOTAL LIABILITIES	308,096	245,683

Commitments and contingencies	-	-

SHAREHOLDERS’ DEFICIT
Preferred stock, Class A, $0.001 par value; 175,000,000 shares authorized; no share issued and outstanding as at March 31, 2021 and December 31, 2020	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 340,268,500 shares issued and outstanding as at March 31, 2021 and December 31, 2020	340,269	340,269
Additional paid in capital	4,054,600	4,054,600
Accumulated other comprehensive losses	(575)	(884)
Accumulated losses	(4,594,253)	(4,554,845)

Shareholders’ deficit	(199,959)	(160,860)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$108,137	$84,823

See accompanying notes to condensed consolidated financial statements.

NEW MOMENTUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three Months ended March 31,
	2021	2020

Revenue, net	$338,949	$20

Cost of revenue	(337,826)	-

Gross profit	1,123	20

Operating expenses:
General and administrative expenses	(18,475)	(3,538)
Legal and professional fee	(19,884)	-
Total operating expenses	(38,359)	(3,538)

Other (expense) income
Interest expense	(2,172)	-
Government subsidy	-	10,295
Total other (expense) income	(2,172)	10,295

(LOSS) INCOME BEFORE INCOME TAXES	(39,408)	6,777

Income tax expense	-	-

NET (LOSS) INCOME	(39,408)	6,777

Other comprehensive income (loss):
Foreign currency translation gain (loss)	309	(123)

COMPREHENSIVE (LOSS) INCOME	$(39,099)	$6,654

Basic and diluted weighted average shares outstanding	340,268,500	10,000,000

Basic and diluted net loss per share	$(0.00)	$0.00

See accompanying notes to condensed consolidated financial statements.

NEW MOMENTUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended March 31,
	2021	2020

Cash flow from operating activities:
Net (loss) income	$(39,408)	$6,777
Adjustment to reconcile net (loss) income to net cash used in operating activities:
Amortization of convertible note discount	667	-
Depreciation of right-of-use asset	5,038	-

Change in operating assets and liabilities:
Accounts receivable	(113)	(21)
Accrued liabilities and other payables	(1,282)	285
Lease liabilities	632	-
Net cash used in operating activities	(34,466)	7,041

Cash flow from financing activities:
Advances from (repayment to) a director	18,891	(2,564)
Advance from related companies	-	2,784
Payment of lease liabilities	(6,774)	-

Net cash generated from financing activities	12,117	220

Effect on exchange rate change on cash and cash equivalents	365	(175)

Net change in cash and cash equivalents	(21,984)	7,086

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	64,496	9,343

CASH AND CASH EQUIVALENTS, END OF PERIOD	$42,512	$16,429

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for tax	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to condensed consolidated financial statements.

NEW MOMENTUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	For the three months ended March 31, 2021 and 2020
				Accumulated
			Additional	other		Total
	Common stock		paid-in	comprehensive	Accumulated	shareholders’
	No. of shares	Amount	capital	losses	losses	deficit

Balance as at January 1, 2020 (restated)	10,000,000	$10,000		$(553)	$(95,029)	$(85,582)

Foreign currency translation adjustment	-	-		(123)	-	(123)
Net loss for the period	-	-		-	6,777	6,777

Balance as at March 31, 2020	10,000,000	$10,000		$(676)	$(88,252)	$(78,928)

Balance as at January 1, 2021 (audited)	340,268,500	$340,269	$4,054,600	$(884)	$(4,554,845)	$(160,860)

Foreign currency translation adjustment	-	-	-	309	-	309
Net loss for the period	-	-	-	-	(39,408)	(39,408)

Balance as at March 31, 2021	320,868,500	$320,869	$4,054,600	$(575)	$(4,594,253)	$(199,959)

See accompanying notes to condensed consolidated financial statements.

NEW MOMENTUM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

1. DESCRIPTION OF BUSINESS AND ORGANIZATION

New Momentum Corporation (the “Company”) was incorporated under the law of the State of Nevada on July 1, 1999. The Company through its subsidiaries, mainly operates a smartphone application to provide the online platform with “Book Now, Pay Later” flight booking service for travelers among over 500 airlines worldwide to search and secured their tickets. With a simple, user-friendly interface, the Company enables customers to arrange and book the multiple-stop itineraries, and to check their bookings through official airline websites using the Gagfare booking reference number on http://presscentre.asia/gagfare.html.

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities	Particulars of registered/ paid up share capital	Effective interest held

NEMO Holding Company Limited	British Virgin Islands	Investment holding	10,000 ordinary shares at par value of US$1	100%

Gagfare Limited	Hong Kong	Travel agency	500,000 ordinary share of HK$500,000	100%

Beyond Blue Limited	Hong Kong	Event organizer	1 ordinary share of HK$1	100%

New Momentum Asia Pte. Ltd.	Singapore	Investment holding	1 ordinary share of SGD 1	100%

JPOPCOIN Limited	Hong Kong	Administrative service	5 ordinary share of HK$5	100%

The Company and its subsidiaries are hereinafter referred to as (the “Company”).

2. GOING CONCERN UNCERTAINTIES

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has suffered from shareholders’ deficit of $199,959 and net current liabilities of $180,649 at March 31, 2021. In addition, with respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, the outbreak has caused substantial disruption in international economies and global trades and if repercussions of the outbreak are prolonged, could have a significant adverse impact on the Company’s business.

NEW MOMENTUM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The continuation of the Company as a going concern through March 31, 2021 is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

These accompanying condensed consolidated financial statements have been prepared in U.S. Dollars in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the interim period ended March 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Form 10-K, as filed with the SEC on March 25, 2021.

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

NEW MOMENTUM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

•	Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer’s financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of March 31, 2020 and December 31, 2020, there was no allowance for doubtful accounts.

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

The Company records its revenue from booking income upon the ticket booking service is rendered to travelers. The Company also records its revene from the sale of air tickets upon the confirmation and issuance of tickets to the travelers.

NEW MOMENTUM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the three months ended March 31, 2021 and 2020.

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

The reporting currency of the Company is United States Dollar (“US$”) and the accompanying condensed consolidated financial statements have been expressed in US$. In addition, the Company is operating in Hong Kong and maintain its books and record in its local currency, Hong Kong Dollars (“HKD”), which is a functional currency as being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiary whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “ Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statements of changes in stockholder’s equity.

NEW MOMENTUM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Translation of amounts from HKD into US$ has been made at the following exchange rates for the nine months ended March 31, 2021 and 2020:

	March 31, 2021	March 31, 2020
Period-end HKD:US$ exchange rate	0.12863	0.12899
Period average HKD:US$ exchange rate	0.12892	0.12869
Period-end SGD:US$ exchange rate	0.74331	-
Period average SGD:US$ exchange rate	0.75071	-

•	Comprehensive income

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

NEW MOMENTUM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

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

NEW MOMENTUM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

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

NEW MOMENTUM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Simplifying the Accounting for Debt with Conversion and Other Options.

In June 2020, the FASB issued ASU 2020-06 to simplify the accounting in ASC 470, “Debt with Conversion and Other Options” and ASC 815, “Contracts in Equity’s Own Entity”. The guidance simplifies the current guidance for convertible instruments and the derivatives scope exception for contracts in an entity’s own equity. Additionally, the amendments affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. This ASU will be effective beginning in the first quarter of the Company’s fiscal year 2022. Early adoption is permitted. The amendments in this update must be applied on either full retrospective basis or modified retrospective basis through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. The Company is currently evaluating the impact of ASU 2020-06 on its consolidated financial statements and related disclosures, as well as the timing of adoption.

Financial Instruments

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which modifies the measurement of expected credit losses of certain financial instruments. In February 2020, the FASB issued ASU 2020-02 and delayed the effective date of ASU 2016-13 until fiscal year beginning after December 15, 2022. The Company is currently evaluating the impact of adopting ASU 2016-13 on its consolidated financial statements.

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12 to simplify the accounting in ASC 740, “Income Taxes.” This guidance removes certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. This guidance also clarifies and simplifies other areas of ASC 740. This ASU will be effective beginning in the first quarter of the Company’s fiscal year 2021. Early adoption is permitted. Certain amendments in this update must be applied on a prospective basis, certain amendments must be applied on a retrospective basis, and certain amendments must be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. The adoption of ASU 2019-12 does not have a significant impact on the Company’s consolidated financial statements as of and for the three-month period ended March 31, 2021.

Earnings Per Share

In April 2021, the FASB issued ASU 2021-04, which included Topic 260 “Earnings Per Share”. This guidance clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options due to a lack of explicit guidance in the FASB Codification. The ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2021-04 on its consolidated financial statements.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

NEW MOMENTUM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

4. LEASE

The Company leased office under various non-cancelable operating leases expiring at the term of 2 years, through December 31, 2022.

Right of use assets and lease liability – right of use are as follows:

	March 31 2021	December 31, 2020
		(Audited)

Right-of-use assets	$45,241	$-

The lease liability – right of use is as follows:

	March 31 2021	December 31, 2020
		(Audited)

Current portion	$24,827	$-
Non-current portion	19,310	-

Total lease liabilities	44,137	-

As of March 31, 2021, the operating lease payment of $27,034 will become matured in the next 12 months.

5. AMOUNT DUE TO DIRECTORS

The amount represented temporary advances to the Company by its directors, which was unsecured, interest-free and had no fixed terms of repayments.

6. CONVERTIBLE PROMISSORY NOTE

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

As of March 31, 2021 and December 31, 2020, accrued interest amounted to $1,458 and $584, respectively.

For the three months ended March 31, 2021 and 2020, the amortization of discount was $874 and $0, respectively.

7. SHAREHOLDERS’ DEFICIT

Authorized shares

As of March 31, 2021 and December 31, 2020, the Company authorized two classes of stock; 500,000,000 shares of common stock at par value of $0.001 and 175,000,000 shares of Class A preferred stock at par value of $0.001.

Issued and outstanding shares

There are 340,268,500 common shares issued and outstanding as of March 31, 2021 and December 2020.

NEW MOMENTUM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

8. INCOME TAX

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

Singapore

The Company’s operating subsidiary is registered in Republic of Singapore and is subject to the Singapore corporate income tax at a standard income tax rate of 17% on the assessable income arising in Singapore during its tax year. No assessable income was generated in Singapore during the three months ended March 31, 2021 and there was no provision for income tax.

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the three months ended March 31, 2021 and 2020 is as follows:

	Three months ended March 31,
	2021	2020

(Loss) income before income taxes	$(17,805)	$6,777
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	(2,938)	1,118
Tax loss ultilized	-	(1,118)
Net operating loss	2,938	-
Income tax expense	$-	$-

As of March 31, 2021 and December 31, 2020, the operation in Hong Kong incurred $145,733 and $127,927 of cumulative net operating losses which can be carried forward to offset future taxable income at no expiry. The Company has provided for a full valuation allowance against the deferred tax assets of $24,046 and $21,108 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

NEW MOMENTUM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

9. RELATED PARTY TRANSACTIONS

From time to time, the directors of the Company advanced funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and had no fixed terms of repayment.

During the three months ended March 31, 2021 and 2020, the Company has been provided free office space by its shareholder. The management determined that such cost is nominal and did not recognize the rent expense in its condensed consolidated financial statements.

Since February 1, 2016, the Company was granted with the right of use to the website and mobile application platforms by JJ Explorer Tours Limited (“JJ Explorer”), which was also controlled by the directors of the Company. Also, the Company formed a cooperation partnership with JJ Explorer whereas JJ Explorer invested to develop and maintained the operations of the Gagfare web and mobile application platforms in a term of 5 years, to be expired on January 31, 2021. In return, JJ Explorer would share 50% of the net earnings generated by the Company in the use of its web and mobile application platforms during the cooperation period. For the three months ended March 31, 2021 and 2020, the Company did not record the service charges and paid to JJ Explorer.

As of March 31, 2021 and December 31, 2020, the Company owed to directors $218,840 and $199,949, respectively. The amounts due to the related parties are unsecured, non-interest bearing and have no fixed terms of repayment.

Apart from the transactions and balances detailed elsewhere in these accompanying condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

10. CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the three and nine months ended March 31, 2021 and 2020, there was no single customer exceeding 10% of the Company’s revenue.

(b) Economic and political risk

The Company’s major operations are conducted in Hong Kong. Accordingly, the political, economic, and legal environments in Hong Kong, as well as the general state of Hong Kong’s economy may influence the Company’s business, financial condition, and results of operations.

NEW MOMENTUM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

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

11. COMMITMENTS AND CONTINGENCIES

As of March 31, 2021, the Company has no material commitments or contingencies.

12. SUBSEQUENT EVENTS

On April 13, 2021, the Company entered into a Stock Purchase Agreement with Leung Tin Lung David, the Company’s sole director, President and Chief Executive Officer, and majority stockholder, pursuant to which the Company sold to Mr. Leung one share of Series A Preferred Stock in exchange for 169,000,000 shares of common stock of the Company. The Company subsequently canceled and returned to its authorized capital stock the 169,000,000 shares of common stock purchased from Mr. Leung.

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2021, up through the date the Company presented the unaudited condensed consolidated financial statements. The Company determined that there are no further events to disclose.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of New Momentum Corporation, a Nevada corporation (the “Company”), and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the December 31, 2020 audited financial statements and related notes included in the Company’s Form 10-K (File No. 000-52273; the “Form 10-K”), as filed with the Securities and Exchange Commission on March 26, 2020. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements.

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

PLAN OF OPERATION

We are an early stage corporation and have generated revenues of $338,949 and $237,980 from our business for the three months ended March 31, 2021 and for the the year ended December 31, 2020, respectively. We have developed and operate an online ticketing platform named Gagfare.com, which provides a ticketing system for individuals and agencies to search, book and issue flight tickets and other services. During the 12 months following the date of filing of this Annual Report on Form 10-K, will be focused on attempting to raise $10,000,000 of funds to expand our business. We have no assurance that future financing will materialize. If that financing is not available, we may be unable to continue. However, if such public financing is not available, we could fail to satisfy our future cash requirements. We have no assurance that future financing will materialize. If that financing is not available we may be unable to continue. Management believes that if subsequent private placements are successful, we will be able to generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

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

RESULTS OF OPERATIONS

Comparison of the Three Months ended March 31, 2021 and 2020

As of March 31, 2021, we suffered from a working capital deficit of $225,890. As a result, our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders or other capital sources. Management believes that the continuing financial support from the existing shareholders and external financing will provide the additional cash to meet our obligations as they become due. Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

The following table sets forth certain operational data for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Revenues	$338,949	$20
Cost of revenue	(337,826)	-
Gross profit	1,123	20
Total operating expenses	(38,359)	(3,538)
Other (expense) income	(2,172)	10,295
(Loss) income before Income Taxes	(39,408)	6,777
Income tax expense	-	-
Net (loss) income	(39,408)	6,777

Revenue. We generated revenues of $338,949 and $20 for the three months ended March 31, 2021 and 2020.

Cost of Revenue. Cost of revenue for the three months ended March 31, 2021 and 2020, was $337,826 and $0, respectively. Cost of revenue increased primarily as a result of the increase in our business volume.

Gross Profit. We achieved a gross profit of $1,123 and $20 for the three months ended March 31, 2021 and 2020, respectively. The increase in gross profit is primarily attributable to the increase in our business volume.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $38,359 and $3,538 for the three months ended March 31, 2021 and 2020, respectively. The increase in G&A is primarily attributable to the increase in business volume..

Income Tax Expense. Our income tax expenses for the three months ended March 31, 2021 and 2020 were $0.

Net Loss. During the three months ended March 31, 2021, we incurred a net loss of $39,408, as compared to a net profit of $6,777 for the three months ended March 31, 2020.

Liquidity and Capital Resources

As of March 31, 2021, we had cash and cash equivalents of $42,512, accounts receivable of $487, deposits, prepayments and other receivables of $19,897.

We believe that our current cash and other sources of liquidity discussed below are adequate to support general operations for at least the next 12 months.

	Three Months Ended March 31,
	2021	2020
Net cash (used in) provided by operating activities	$(34,466)	$7,041
Net cash provided by investing activities	-	-
Net cash provided by financing activities	12,117	220

Net Cash (Used In) Provided By Operating Activities.

For the three months ended March 31, 2021, net cash used in operating activities was $34,466, which consisted primarily of a net loss of $39,408, offset by a depreciation of right-of-use asset of $5,038, amortization of convertible note discount of $667, an increase in accounts receivables of $113, an increase in lease liabilities of $632 and a decrease in accrued liabilities and other payables of $1,282.

For the three months ended March 31, 2020, net cash provided by operating activities was $6,989, which consisted primarily of a net profit of $6,777, offset by an increase in accounts receivables of $21 and an increase in accrued liabilities and other payable of $285.

We expect to continue to rely on cash generated through financing from our existing shareholders and private placements of our securities, however, to finance our operations and future acquisitions.

Net Cash Provided By Investing Activities.

For the three months ended March 31, 2021 and 2020, there are no net cash provided by investing activities.

Net Cash Provided By Financing Activities.

For the three months ended March 31, 2021, net cash provided by financing activities was $12,117 consisting primarily of $6,774 payment of lease liabilities, offset by $18,891 advances from directors.

For the three months ended March 31, 2020, net cash provided by financing activities was $220 consisting primarily of $2,564 repayment to related companies of the Company, offset by $2,784 advances from directors.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements for the three months ended March 31, 2021.

Subsequent Events

None through date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

Our management, with the participation of our President and Chief Executive Officer, who acts as both our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on that evaluation, our President and chief financial officer concluded that, as of March 31, 2021, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

Our management, with the participation of our President and Chief Executive Officer, who acts as both our principal executive officer and principal financial officer, has concluded there were no significant changes in our internal controls over financial reporting that occurred during this quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Stock Purchase Agreement

On April 13, 2021, the Company entered into a Stock Purchase Agreement with Leung Tin Lung David, the Company’s sole director, President and Chief Executive Officer, and majority stockholder, pursuant to which the Company sold to Mr. Leung one share of Series A Preferred Stock in exchange for 169,000,000 shares of common stock of the Company. The Company subsequently canceled and returned to its authorized capital stock the 169,000,000 shares of common stock purchased from Mr. Leung.

Risk Factor

Leung Tin Lung David beneficially owns and has the right to vote 100% of our Series A Preferred Stock, which has voting power equal to 110% of the total voting rights of the Company’s common stock. As a result, Mr. Leung has controlling voting power in all matters submitted to our stockholders for approval including:

•	The election of our board of directors;
•	The amendment of our Articles of Incorporation or bylaws;
•	The adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

As a result of his ownership and position, Mr. Leung is able to substantially influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Mr. Leung’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

ITEM 6. EXHIBITS.

(a) The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Number	Description

2.1

Share Exchange Agreement, dated July 6, 2020, by and among the New Momentum Corporation, Nemo Holding Corp., a British Virgin Islands corporation (“Nemo Holding”), and the holders of common shares of Nemo Holding (5)

3.1.1	Articles of Incorporation, dated July 1, 1999 (1)
3.1.2	Amended and Restated Articles of Incorporation, dated December 9, 2010 (2)
3.1.3	Certificate of Correction, dated April 1, 2011*
3.1.4	Certificate of Amendment to Articles of Incorporation, dated June 18, 2020 (5)
3.1.5	Certificate of Designation for Series A Preferred Stock, dated March 11, 2021 (6)
3.2	Bylaws (3)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*+
101.SCH	XBRL Taxonomy Extension Schema Document*+
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*+
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*+
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*+
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*+

_______________

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 (File No. 333-54002), filed with the Securities and Exchange Commission on January 19, 2001.
(2)	Incorporated by reference to the Registrant’s Definitive Information Statement on Schedule 14C (File No. 000-52273), filed with the Securities and Exchange Commission on November 17, 2010.
(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-52273), filed with the Securities and Exchange Commission on April 17, 2015.
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB (File No. 000-52273), filed with the Securities and Exchange Commission on April 14, 2006.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-52273) dated filed with the Securities and Exchange Commission on July 8, 2020.
(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-52273) dated filed with the Securities and Exchange Commission on March 26, 2021.

*Filed herewith.

+ XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW MOMENTUM CORPORATION

Date: May 24, 2021	By:	/s/ Leung Tin Lung David
	Name:	Leung Tin Lung David
	Title:	President and Chief Executive Offcer (principal executive officer, principal accounting officer and principal financial officer)

