Form 10-Q
period 2021-06-30
New Momentum Corp.
filed 2021-08-17
CIK 1132509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

Commission File No. 000-52273

NEW MOMENTUM CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	88-0435998
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 1303, 13/F, Technology Plaza651 King’s Road

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

As of August 16, 2021, there were 340,268,500 shares of common stock, $0.001 par value per share, outstanding.

NEW MOMENTUM CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2021

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

NEW MOMENTUM CORPORATION

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NEW MOMENTUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2021	December 31, 2020
	(Unaudited)	(Audited)
ASSETS
Non-current asset:
Right-of-use asset	$40,262	$-

Current assets:
Cash and cash equivalents	$18,127	$64,496
Accounts receivable	608	374
Deposits, prepayments and other receivables	19,921	19,953

Total current assets	38,656	84,823

TOTAL ASSETS	$78,918	$84,823

LIABILTIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities and other payables	$14,521	$12,290
Amount due to directors	245,196	199,949
Convertible promissory note	34,777	33,444
Lease liabilities	25,163	-

Total current liabilities	319,657	245,683

Non-current liability
Lease liabilities	$12,889	$-

TOTAL LIABILITIES	322,546	245,683

Commitments and contingencies	-	-

SHAREHOLDERS’ DEFICIT
Preferred stock, Class A, $0.001 par value; 175,000,000 shares authorized; 1 and 0 share issued and outstanding as at June 30, 2021 and December 31, 2020	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized; 171,418,500 and 340,268,500 shares issued and outstanding as at June 30, 2021 and December 31, 2020	171,419	340,269
Additional paid in capital	4,265,165	4,054,600
Accumulated other comprehensive losses	435	(884)
Accumulated losses	(4,690,647)	(4,554,845)

Shareholders’ deficit	(253,628)	(160,860)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$78,918	$84,823

See accompanying notes to condensed consolidated financial statements.

NEW MOMENTUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2021	2020	2021	2020

Revenue, net	$328,825	$2	$667,774	$22

Cost of revenue	(327,607)	-	(665,433)	-

Gross profit	1,218	2	2,341	22

Operating expenses:
General and administrative expenses	(62,023)	(4,180)	(80,498)	(7,718)
Legal and professional fee	(33,419)	(12,639)	(53,303)	(12,639)
Total operating expenses	(95,442)	(16,819)	(133,801)	(20,357)

Other (expense) income
Interest expense	(2,170)	-	(4,342)	-
Government subsidy income	-	-	-	10,295
Sundry income	-	13	-	13
Total other (expense) income	(2,170)	13	(4,342)	10,308

LOSS BEFORE INCOME TAXES	(96,394)	(16,804)	(135,802)	(10,027)

Income tax expense	-	-	-	-

NET LOSS	(96,394)	(16,804)	(135,802)	(10,027)

Other comprehensive income (loss):
Foreign currency translation gain (loss)	1,010	(38)	1,319	(161)

COMPREHENSIVE LOSS	$(95,384)	$(16,842)	$(134,483)	$(10,188)

Basic and diluted weighted average shares outstanding	340,268,500	10,000,000	340,268,500	10,000,000

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See accompanying notes to condensed consolidated financial statements.

NEW MOMENTUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Six months ended June 30,
	2021	2020

Cash flow from operating activities:
Net (loss) income	$(135,802)	$6,777
Adjustment to reconcile net (loss) income to net cash used in operating activities:
Amortization of convertible note discount	1,333	-
Depreciation of right-of-use asset	10,071	-
Stock-based compensation expense	41,715	-
Non-cash lease expenses	1,259	-

Change in operating assets and liabilities:
Accounts receivable	(234)	(21)
Accrued liabilities and other payables	2,231	285
Lease liabilities	2,000	-
Net cash (used in) generated from operating activities	(77,427)	7,041

Cash flow from financing activities:
Advances from (repayment to) a director	45,247	(2,564)
Advance from related companies	-	2,784
Payment of lease liabilities	(15,540)	-

Net cash generated from financing activities	29,707	220

Effect on exchange rate change on cash and cash equivalents	1,351	(175)

Net change in cash and cash equivalents	(46,369)	7,086

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	64,496	9,343

CASH AND CASH EQUIVALENTS, END OF PERIOD	$18,127	$16,429

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for tax	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to condensed consolidated financial statements.

NEW MOMENTUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

			For the Three and Six months ended June 30, 2021 and 2020
	Series A Preferred Stock		Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total shareholders’
	shares	Amount	shares	Amount	capital	losses	losses

Balance as at January 1, 2020 (restated)		$-	10,000,000	$10,000	$-	$(553)	$(95,029)	$(85,582)

Foreign currency translation adjustment	-	-	-	-	-	(123)	-	(123)
Net loss for the period	-	-	-	-	-	-	6,777	6,777

Balance as at March 31, 2020	-	-	10,000,000	10,000	-	(676)	(88,252)	(78,928)

Foreign currency translation adjustment	-	-	-	-	-	-	-	-
Net loss for the period	-	-	-	-	-	-	-	-

Balance as at June 30, 2020	-	$-	10,000,000	$10,000	$-	$(676)	$(88,252)	$(78,928)

Balance as at January 1, 2021 (audited)	-	$-	340,268,500	$340,269	$4,054,600	$(884)	$(4,554,845)	$(160,860)

Foreign currency translation adjustment	-	-	-	-	-	309	-	309
Net loss for the period	-	-	-	-	-	-	(39,408)	(39,408)

Balance as at March 31, 2021	-	-	340,268,500	340,269	4,054,600	(575)	(4,594,253)	(199,959)

Issue of preferred stock and cancellation of common stock held by a director	1	-	(169,000,000)	(169,000)	169,000	-	-	-
Shares issued for services	-		150,000	150	41,565	-	-	41,715
Foreign currency translation adjustment	-	-	-	-	-	1,010	-	1,010
Net loss for the period	-	-	-	-	-	-	(96,394)	(96,394)

Balance as at June 30, 2021	1	$-	171,418,500	$171,419	$4,265,165	$435	$(4,690,647)	$(253,628)

See accompanying notes to condensed consolidated financial statements.

NEW MOMENTUM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 and 2020

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

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities	Particulars of registered/ paid up sharecapital	Effective interest held

NEMO Holding Company Limited	British Virgin Islands	Investment holding	10,000 ordinary shares at par value of US$1	100%

Gagfare Limited	Hong Kong	Travel agency	500,000 ordinary share of HK$500,000	100%

Beyond Blue Limited	Hong Kong	Event organizer	1 ordinary share of HK$1	100%

New Momentum Asia Pte. Ltd.	Singapore	Investment holding	1 ordinary share of SGD 1	100%

JPOPCOIN Limited	Hong Kong	Administrative service	5ordinary share of HK$5	100%

The Company and its subsidiaries are hereinafter referred to as (the “Company”).

2. GOING CONCERN UNCERTAINTIES

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has suffered from shareholders’ deficit of $253,628 and net current liabilities of $281,001 at June 30, 2021. In addition, with respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, the outbreak has caused substantial disruption in international economies and global trades and if repercussions of the outbreak are prolonged, could have a significant adverse impact on the Company’s business.

The continuation of the Company as a going concern through the next 12 months is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

NEW MOMENTUM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 and 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying condensed consolidated financial statements and notes.

•          Basis of presentation

These accompanying condensed consolidated financial statements have been prepared in U.S. Dollars in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the interim period ended June 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Form 10-K, as filed with the SEC on March 25, 2021.

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

•          Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer’s financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of June 30, 2021 and December 31, 2020, there was no allowance for doubtful accounts.

NEW MOMENTUM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 and 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

•           Revenue recognition

The Company adopted Accounting Standards Codification (“ASC”) 606 - Revenue from Contracts with Customers” (“ASC 606”) as of January 1, 2019 using the modified retrospective method. This method allows the Company to apply ASC 606 to new contracts entered into after January 1, 2019, and to its existing contracts for which revenue earned through December 31, 2018 has been recognized under the guidance in effect prior to the effective date of ASC 606. The revenue recognition processes the Company applied prior to adoption of ASC 606 align with the recognition and measurement guidance of the new standard, therefore adoption of ASC 606 did not require a cumulative adjustment to opening equity.

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

NEW MOMENTUM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 and 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

•           Uncertain tax positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the six months ended June 30, 2021 and 2020.

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

Translation of amounts from HKD into US$ has been made at the following exchange rates for the six months ended June 30, 2021 and 2020:

	June 30, 2021	June 30, 2020
Period-end HKD:US$ exchange rate	0.12878	0.12903
Period average HKD:US$ exchange rate	0.12885	0.12886
Period-end SGD:US$ exchange rate	0.74372	-
Period average SGD:US$ exchange rate	0.75060	-

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

NEW MOMENTUM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 and 2020

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

Pursuant to section 850-10-20 the related parties include a) affiliates of the Company; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of section 825-10-15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and Income-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

NEW MOMENTUM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 and 2020

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

NEW MOMENTUM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 and 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

•           Recent accounting pronouncements

In September 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326)” (“ASU 2016-13”), which requires the immediate recognition of management’s estimates of current and expected credit losses. In November 2018, the FASB issued ASU 2018-19, which makes certain improvements to Topic 326. In April and May 2019, the FASB issued ASUs 2019-04 and 2019-05, respectively, which adds codification improvements and transition relief for Topic 326. In November 2019, the FASB issued ASU 2019-10, which delays the effective date of Topic 326 for Smaller Reporting Companies to interim and annual periods beginning after December 15, 2022, with early adoption permitted. In November 2019, the FASB issued ASU 2019-11, which makes improvements to certain areas of Topic 326. In February 2020, the FASB issued ASU 2020-02, which adds an SEC paragraph, pursuant to the issuance of SEC Staff Accounting Bulletin No. 119, to Topic 326. Topic 326 is effective for the Company for fiscal years and interim reporting periods within those years beginning after December 15, 2022. Early adoption is permitted for interim and annual periods beginning December 15, 2019. The Company is currently evaluating the potential impact of adopting this guidance on the condensed consolidated financial statements.

On January 1, 2020, the Company adopted ASU No. 2017-04, “Intangibles and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, which eliminates the requirement to calculate the implied fair value of goodwill, but rather requires an entity to record an impairment charge based on the excess of a reporting unit’s carrying value over its fair value. Adoption of this ASU did not have a material effect on the condensed consolidated financial statements.

On January 1, 2020, the Company adopted ASU No. 2018-13, “Fair Value Measurements (Topic 820): Disclosure Framework Changes to the Disclosure Requirements for Fair Value Measurement”. The amendments in this update modify the disclosure requirements on fair value measurements in Topic 820. Adoption of this ASU did not have a material effect on the condensed consolidated financial statements.

All new accounting pronouncements issued but not yet effective are not expected to have a material impact on our results of operations, cash flows or financial position with the exception of the updated previously disclosed above, there have been no new accounting pronouncements not yet effective that have significance to the condensed consolidated financial statements.

4. LEASE

The Company leased office under various non-cancelable operating leases expiring at the term of 2 years, through December 31, 2022.

Right of use assets and lease liability - right of use are as follows:

	June 30, 2021	December 31, 2020
		(Audited)

Right-of-use assets	$40,262	$-

The lease liability - right of use is as follows:

	June 30, 2021	December 31, 2020
		(Audited)

Current portion	$25,163	$-
Non-current portion	12,889	-

Total lease liabilities	$38,052	$-

NEW MOMENTUM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 and 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

As of June 30, 2021, the operating lease payment of $27,066 will become matured in the next 12 months.

5. AMOUNT DUE TO DIRECTORS

The amount represented temporary advances to the Company by its directors, which was unsecured, interest-free and had no fixed terms of repayments.

6. SHAREHOLDERS’ DEFICIT

Authorized shares

As of June 30, 2021 and December 31, 2020, the Company authorized two classes of stock; 500,000,000 shares of common stock at par value of $0.001 and 175,000,000 Class A preferred stock at par value of $0.001.

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

For the three months ended June 30, 2021, the Company issued 150,000 shares of common stock to SEC counsel for legal service at the current market price of $0.2781 per share, totaling $41,715.

Issued and outstanding shares

As of June 30, 2021 and December 31, 2020, 1 and 0 preferred shares issued and outstanding.

As of June 30, 2021 and December 31, 2020, 171,418,500 and 340,268,500 common shares issued and outstanding.

7. INCOME TAX

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 and 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

BVI

Under the current BVI law, the Company is not subject to tax on income.

Singapore

The Company’s operating subsidiary is registered in Republic of Singapore and is subject to the Singapore corporate income tax at a standard income tax rate of 17% on the assessable income arising in Singapore during its tax year. No assessable income was generated in Singapore during the six months ended June 30, 2021 and there was no provision for income tax.

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the six months ended June 30, 2021 and 2020 is as follows:

	Six months ended June 30,
	2021	2020

(Loss) income before income taxes	$(38,224)	$6,777
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	(6,307)	1,118
Tax loss utilized	-	(1,118)
Net operating loss	6,307	-
Income tax expense	$-	$-

As of June 30, 2021 and December 31, 2020, the operation in Hong Kong incurred $166,151 and $127,927 of cumulative net operating losses which can be carried forward to offset future taxable income at no expiry. The Company has provided for a full valuation allowance against the deferred tax assets of $27,415 and $21,108 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

8. RELATED PARTY TRANSACTIONS

From time to time, the directors of the Company advanced funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and had no fixed terms of repayment.

During the three and six months ended June 30, 2021 and 2020, the Company has been provided free office space by its shareholder. The management determined that such cost is nominal and did not recognize the rent expense in its condensed consolidated financial statements.

NEW MOMENTUM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 and 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Since February 1, 2016, the Company was granted with the right of use to the website and mobile application platforms by JJ Explorer Tours Limited (“JJ Explorer”), which was also controlled by the directors of the Company. Also, the Company formed a cooperation partnership with JJ Explorer whereas JJ Explorer invested to develop and maintained the operations of the Gagfare web and mobile application platforms in a term of 5 years, to be expired on January 31, 2021. In return, JJ Explorer would share 50% of the net earnings generated by the Company in the use of its web and mobile application platforms during the cooperation period. For the six months ended June 30, 2021 and 2020, the Company did not record the service charges and paid to JJ Explorer.

As of June 30, 2021 and December 31, 2020, the Company owed to directors $218,840 and $199,949, respectively. The amounts due to the related parties are unsecured, non-interest bearing and have no fixed terms of repayment.

Apart from the transactions and balances detailed elsewhere in these accompanying condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

9. CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the three and six months ended June 30, 2021 and 2020, there was no single customer exceeding 10% of the Company’s revenue.

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

(d) Risk from COVID-19 pandemic

The pandemic has resulted in quarantines, travel restrictions, and the temporary closure of stores and business facilities globally. Due to the nature of the Company’s business, the impact of the closure on the operational capabilities was not significant. The extent to which the COVID-19 outbreak impacts the Company’s results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity and mutation of the virus and the actions to contain its impact , that are beyond the Company’s control. There is no guarantee that the Company’s revenues will grow or remain at a similar level in the foreseeable period.

10. COMMITMENTS AND CONTINGENCIES

As of June 30, 2021, the Company has no material commitments or contingencies.

11. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2021, up through the date the Company presented the unaudited condensed consolidated financial statements. The Company determined that there are no further events to disclose.

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

PLAN OF OPERATION

We are an early stage corporation and have generated revenues of $667,774 and $237,980 from our business for the six months ended June 30, 2021 and for the the year ended December 31, 2020, respectively. We have developed and operate an online ticketing platform named Gagfare.com, which provides a ticketing system for individuals and agencies to search, book and issue flight tickets and other services. During the 12 months following the date of filing of this Annual Report on Form 10-K, will be focused on attempting to raise $10,000,000 of funds to expand our business. We have no assurance that future financing will materialize. If that financing is not available, we may be unable to continue. However, if such public financing is not available, we could fail to satisfy our future cash requirements. We have no assurance that future financing will materialize. If that financing is not available we may be unable to continue. Management believes that if subsequent private placements are successful, we will be able to generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

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

RESULTS OF OPERATIONS

Comparison of the Three Months ended June 30, 2021 and 2020

As of June 30, 2021, we suffered from a working capital deficit of $281,001. As a result, our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders or other capital sources. Management believes that the continuing financial support from the existing shareholders and external financing will provide the additional cash to meet our obligations as they become due. Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

The following table sets forth certain operational data for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020
Revenues	$328,825	$2
Cost of revenue	(327,607)	-
Gross profit	1,218	2
Total operating expenses	(95,442)	(16,819)
Other (expense) income	(2,170)	13
(Loss) income before Income Taxes	(96,394)	(16,804)
Income tax expense	-	-
Net (loss) income	(96,394)	(16,804)

Revenue. We generated revenues of $328,825 and $2 for the three months ended June 30, 2021 and 2020.

Cost of Revenue. Cost of revenue for the three months ended June 30, 2021 and 2020, was $327,607 and $0, respectively. Cost of revenue increased primarily as a result of the increase in our business volume.

Gross Profit. We achieved a gross profit of $1,218 and $2 for the three months ended June 30, 2021 and 2020, respectively. The increase in gross profit is primarily attributable to the increase in our business volume.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $95,442 and $16,819 for the three months ended June 30, 2021 and 2020, respectively. The increase in G&A is primarily attributable to the increase in business volume..

Income Tax Expense. Our income tax expenses for the three months ended June 30, 2021 and 2020 were $0.

Net Loss. During the three months ended June 30, 2021, we incurred a net loss of $96,394, as compared to $16,804 for the three months ended June 30, 2020.

Comparison of the Six Months ended June 30, 2021 and 2020

The following table sets forth certain operational data for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
Revenues	$667,774	$22
Cost of revenue	(665,433)	-
Gross profit	2,341	22
Total operating expenses	(133,801)	(20,357)
Other (expense) income	(4,342)	10,308
(Loss) income before Income Taxes	(135,802)	(10,027)
Income tax expense	-	-
Net (loss) income	(135,802)	(10,027)

Revenue. We generated revenues of $667,774 and $22 for the six months ended June 30, 2021 and 2020.

Cost of Revenue. Cost of revenue for the six months ended June 30, 2021 and 2020, was $665,433 and $0, respectively. Cost of revenue increased primarily as a result of the increase in our business volume.

Gross Profit. We achieved a gross profit of $2,341 and $22 for the six months ended June 30, 2021 and 2020, respectively. The increase in gross profit is primarily attributable to the increase in our business volume.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $133,801 and $20,357 for the six months ended June 30, 2021 and 2020, respectively. The increase in G&A is primarily attributable to the increase in business volume.

Income Tax Expense. Our income tax expenses for the six months ended June 30, 2021 and 2020 were $0.

Net Loss. During the six months ended June 30, 2021, we incurred a net loss of $135,802, as compared to $10,027 for the six months ended June 30, 2020.

Liquidity and Capital Resources

As of June 30, 2021, we had cash and cash equivalents of $18,127, accounts receivable of $608, deposits, prepayments and other receivables of $19,921.

We believe that our current cash and other sources of liquidity discussed below are adequate to support general operations for at least the next 12 months.

	Six Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(77,427)	$(9,475)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	29,707	15,800

Net Cash (Used In) Provided By Operating Activities.

For the six months ended June 30, 2021, net cash used in operating activities was $77,427, which consisted primarily of a net loss of $135,802, offset by a depreciation of right-of-use asset of $10,071, amortization of convertible note discount of $1,333, non-cash expenses related to lease liabilities of $1,259, stock-based compensation of $41,715, an increase in accounts receivables of $234, an increase in lease liabilities of $2,000, and an increase in accrued liabilities and other payables of $2,231.

For the six months ended June 30, 2020, net cash used in operating activities was $9,475, which consisted primarily of a net loss of $10,028, offset by an increase in accounts receivables of $23 and an increase in accrued liabilities and other payable of $576.

We expect to continue to rely on cash generated through financing from our existing shareholders and private placements of our securities, however, to finance our operations and future acquisitions.

Net Cash Provided By Investing Activities.

For the six months ended June 30, 2021 and 2020, there are no net cash provided by investing activities.

Net Cash Provided By Financing Activities.

For the six months ended June 30, 2021, net cash provided by financing activities was $29,707 consisting primarily of $15,540 payment of lease liabilities, offset by $45,247 advances from directors.

For the six months ended June 30, 2020, net cash provided by financing activities was $15,800 consisting primarily of $22,840 repayment to related companies of the Company, offset by $38,640 advances from directors.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements for the six months ended June 30, 2021.

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

Based on that evaluation, our President and chief financial officer concluded that, as of June 30, 2021, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

3.1.1	Articles of Incorporation, dated July 1, 1999 (1)
3.1.2	Amended and Restated Articles of Incorporation, dated December 9, 2010 (2)
3.1.3	Certificate of Correction, dated April 1, 2011 (6)
3.1.4	Certificate of Amendment to Articles of Incorporation, dated June 18, 2020 (5)
3.1.5	Certificate of Designation for Series A Preferred Stock, dated March 11, 2021 (6)
3.2	Bylaws (3)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).+
101.SCH	Inline XBRL Taxonomy Extension Schema Document.+
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.+
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.+
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.+
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document+
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).+

_______________

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 (File No. 333-54002), filed with the Securities and Exchange Commission on January 19, 2001.
(2)	Incorporated by reference to the Registrant’s Definitive Information Statement on Schedule 14C (File No. 000-52273), filed with the Securities and Exchange Commission on November 17, 2010.
(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-52273), filed with the Securities and Exchange Commission on April 17, 2015.
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB (File No. 000-52273), filed with the Securities and Exchange Commission on April 14, 2006.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-52273) dated filed with the Securities and Exchange Commission on July 8, 2020.
(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-52273) dated filed with the Securities and Exchange Commission on March 26, 2021.

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

NEW MOMENTUM CORPORATION

Date: August 17, 2021	By:	/s/ Leung Tin Lung David
	Name:	Leung Tin Lung David
	Title:	President and Chief Executive Offcer (principal executive officer, principal accounting officer and principal financial officer)

