Form 10-Q
period 2021-09-30
New Momentum Corp.
filed 2021-11-15
CIK 1132509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

Commission File No. 000-52273

NEW MOMENTUM CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	88-0435998
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 Cecil Street #08-01 Singapore 069543

(Address of principal executive offices, zip code)

+65 3105 1428

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

As of October 20, 2021, there were 174,313,500 shares of common stock, $0.001 par value per share, outstanding.

NEW MOMENTUM CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2021

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

NEW MOMENTUM CORPORATION

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NEW MOMENTUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2021	December 31, 2020
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$36,578	$64,496
Accounts receivable	753	374
Deposits, prepayments and other receivables	19,735	19,953

Total current assets	57,066	84,823

Non-current asset:
Right-of-use asset	31,368	-

TOTAL ASSETS	$88,434	$84,823

LIABILTIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$502	$-
Accrued liabilities and other payables	16,849	12,290
Amounts due to directors	277,007	199,949
Convertible promissory notes	21,164	33,444
Lease liabilities	25,400	-

Total current liabilities	340,922	245,683

Non-current liability
Lease liabilities	6,427	-

TOTAL LIABILITIES	347,349	245,683

Commitments and contingencies	-	-

SHAREHOLDERS’ DEFICIT
Preferred stock, Class A, $0.001 par value; 175,000,000 shares authorized; 1 and 0 share issued and outstanding as at September 30, 2021 and December 31, 2020	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 171,913,500 and 340,268,500 shares issued and outstanding as at September 30, 2021 and December 31, 2020	171,914	340,269
Additional paid in capital	4,278,506	4,054,600
Accumulated other comprehensive losses	7,360	(884)
Accumulated losses	(4,716,695)	(4,554,845)

Shareholders’ deficit	(258,915)	(160,860)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$88,434	$84,823

See accompanying notes to condensed consolidated financial statements.

NEW MOMENTUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2021	2020	2021	2020

Revenue, net	$300,497	$5,872	$968,271	$5,894

Cost of revenue	(299,107)	(5,214)	(964,540)	(5,214)

Gross profit	1,390	658	3,731	680

Operating expenses:
General and administrative expenses	(23,784)	(8,413)	(104,282)	(16,131)
Legal and professional fee	(2,511)	(5,001)	(55,814)	(17,640)
Total operating expenses	(26,295)	(13,414)	(160,096)	(33,771)

Other (expense) income
Interest expense	(1,143)	-	(5,485)	-
Sundry income	-	-	-	10,308
Interest income	-	1	-	1
Total other (expense) income	(1,143)	1	(5,485)	10,309

LOSS BEFORE INCOME TAXES	(26,048)	(12,755)	(161,850)	(22,782)

Income tax expense	-	-	-	-

NET LOSS	(26,048)	(12,755)	(161,850)	(22,782)

Other comprehensive income (loss):
Foreign currency translation gain (loss)	6,925	(5)	8,244	(166)

COMPREHENSIVE LOSS	$(19,123)	$(12,760)	$(153,606)	$(22,948)

Basic and diluted weighted average shares outstanding	171,576,326	303,973,473	234,555,203	108,706,422

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See accompanying notes to condensed consolidated financial statements.

NEW MOMENTUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Nine months ended September 30,
	2021	2020

Cash flows from operating activities:
Net loss	$(161,850)	$(22,782)
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization of convertible note discount	1,556	-
Depreciation of right-of-use asset	18,869	-
Stock-based compensation expense	41,715	-
Non-cash lease expenses	1,887	-

Change in operating assets and liabilities:
Accounts receivable	(379)	(5,660)
Deposits, prepayments and other receivables	218	(307)
Accrued liabilities and other payables	5,061	8,578
Net cash used in operating activities	(92,923)	(20,171)

Cash flows from financing activities:
Advances from a director	77,058	67,901
Advance from related companies	-	(22,840)
Payment of lease liabilities	(20,297)	-

Net cash provided by financing activities	56,761	45,061

Effect on exchange rate change on cash and cash equivalents	8,244	(166)

Net change in cash and cash equivalents	(27,918)	24,724

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	64,496	9,343

CASH AND CASH EQUIVALENTS, END OF PERIOD	$36,578	$34,067

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for tax	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to condensed consolidated financial statements.

NEW MOMENTUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	For the Three and Nine Months ended September 30, 2021 and 2020
	Series A Preferred Stock		Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total shareholders’
	No. of shares	Amount	No. of shares	Amount	capital	losses	losses	deficit

Balance as at January 1, 2020 (restated)	-	$-	10,000,000	$10,000	$-	$(553)	$(95,029)	$(85,582)

Foreign currency translation adjustment	-	-	-	-	-	(123)	-	(123)
Net loss for the period	-	-	-	-	-	-	6,777	6,777

Balance as at March 31, 2020	-	-	10,000,000	10,000	-	(676)	(88,252)	(78,928)

Foreign currency translation adjustment	-	-	-	-	-	(38)	-	(38)
Net loss for the period	-	-	-	-	-	-	(16,804)	(16,804)

Balance as at June 30, 2020	-	-	10,000,000	$10,000	$-	$(714)	$(105,056)	$(95,770)

Shares issued for acquisition of legal acquirer	-	-	310,868,500	310,869	-	-	(310,869)	-
Foreign currency translation adjustment	-	-	-	-	-	(5)	-	(5)
Net loss for the period	-	-	-	-	-	-	(12,755)	(12,755)

Balance as at September 30, 2020	-	$-	310,868,500	$310,869	$-	$(719)	$(428,680)	$(108,530)

Balance as at January 1, 2021 (audited)	-	$-	340,268,500	$340,269	$4,054,600	$(884)	$(4,554,845)	$(160,860)

Foreign currency translation adjustment	-	-	-	-	-	309	-	309
Net loss for the period	-	-	-	-	-	-	(39,408)	(39,408)

Balance as at March 31, 2021	-	-	340,268,500	340,269	4,054,600	(575)	(4,594,253)	(199,959)

Issue of preferred stock and cancellation of common stock held by a director	1	-	(169,000,000)	(169,000)	169,000	-	-	-
Shares issued for services	-		150,000	150	41,565	-	-	41,715
Foreign currency translation adjustment	-	-	-	-	-	1,010	-	1,010
Net loss for the period	-	-	-	-	-	-	(96,394)	(96,394)

Balance as at June 30, 2021	1	-	171,418,500	$171,419	$4,265,165	$435	$(4,690,647)	$(253,628)

Shares issued for conversion of promissory notes	-	-	495,000	495	13,341	-	-	13,836
Foreign currency translation adjustment	-	-	-	-	-	6,925	-	6,925
Net loss for the period	-	-	-	-	-	-	(26,048)	(26,048)

Balance as at September 30, 2021	1	$-	171,913,500	$171,914	$4,278,506	$7,360	$(4,716,695)	$(258,915)

See accompanying notes to condensed consolidated financial statements.

NEW MOMENTUM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

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

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities	Particulars of registered/ paid up share capital	Effective interest held

NEMO Holding Company Limited	British Virgin Islands	Investment holding	10,000 ordinary shares at par value of US$1	100%

Gagfare Limited	Hong Kong	Travel agency	500,000 ordinary shares of HK$500,000	100%

Beyond Blue Limited	Hong Kong	Hospitality investment	1 ordinary share of HK$1	100%

New Momentum Asia Pte. Ltd.	Singapore	Investment holding	1 ordinary share of SGD 1	100%

JPOPCOIN Limited	Hong Kong	Administrative service	5 ordinary shares of HK$5	100%

The Company and its subsidiaries are hereinafter referred to as (the “Company”).

2. GOING CONCERN UNCERTAINTIES

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has suffered from shareholders’ deficit of $258,915 and net current liabilities of $283,856 at September 30, 2021. In addition, with respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, the outbreak has caused substantial disruption in international economies and global trades and if repercussions of the outbreak are prolonged, could have a significant adverse impact on the Company’s business.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying condensed consolidated financial statements and notes.

•              Basis of presentation

These accompanying condensed consolidated financial statements have been prepared in U.S. Dollars in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the interim period ended September 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Form 10-K, as filed with the SEC on March 25, 2021.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

•              Uncertain tax positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the nine months ended September 30, 2021 and 2020.

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

The reporting currency of the Company is United States Dollar ("US$") and the accompanying condensed consolidated financial statements have been expressed in US$. In addition, the Company is operating in Hong Kong and maintain its books and record in its local currency, Hong Kong Dollars (“HKD”), which is a functional currency as being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiary whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “ Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statements of changes in stockholder’s equity.

Translation of amounts from HKD into US$ has been made at the following exchange rates for the nine months ended September 30, 2021 and 2020:

	September 30, 2021	September 30, 2020
Period-end HKD:US$ exchange rate	0.12843	0.12903
Period average HKD:US$ exchange rate	0.12876	0.12891
Period-end SGD:US$ exchange rate	0.73550	-
Period average SGD:US$ exchange rate	0.74687	-

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

•              Recent accounting pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2019-12, “Simplifying the Accounting for Income Taxes.” The standard is expected to reduce cost and complexity related to accounting for income taxes. The new guidance eliminates certain exceptions and clarifies and amends existing guidance to promote consistent application among reporting entities. Depending on the amended guidance within this standard, adoption is to be applied on a retrospective, modified retrospective or prospective basis. The Company adopted this standard effective January 1, 2021, and the adoption did not have a material effect on the Company’s consolidated financial statements.

In January 2020, the FASB issued ASU 2020-01, “Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.” The new guidance clarifies the interactions between accounting standards that apply to equity investments without readily determinable fair values. Specifically, it addresses the accounting for the transition into and out of the equity method. The Company adopted this standard effective January 1, 2021 on a prospective basis, and the adoption did not have a material effect on the Company’s consolidated financial statements.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

4. LEASE

The Company leased office under a non-cancelable operating lease expiring at the term of 2 years, through December 31, 2022.

Right of use assets and lease liability – right of use are as follows:

	September 30, 2021	December 31, 2020
		(Audited)

Right-of-use assets	$31,368	$-

The lease liability – right of use is as follows:

	September 30, 2021	December 31, 2020
		(Audited)

Current portion	$25,400	$-
Non-current portion	6,427	-

Total lease liabilities	$31,827	$-

The weighted average discount rate for the operating lease is 5%.

As of September 30, 2021, the operating lease payment of $26,992 will become matured in the next 12 months.

5. AMOUNT DUE TO DIRECTORS

The amount represented temporary advances to the Company by its directors, which was unsecured, interest-free and had no fixed terms of repayments.

NEW MOMENTUM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

6. SHAREHOLDERS’ DEFICIT

Authorized shares

As of September 30, 2020 and December 31, 2020, the Company authorized two classes of stock; 500,000,000 shares of common stock at par value of $0.001 and 175,000,000 Class A preferred stock at par value of $0.001.

Issued and outstanding shares

On April 13, 2021, the Company entered into a Stock Purchase Agreement with Leung Tin Lung David, the Company’s sole director, President and Chief Executive Officer, and majority stockholder, pursuant to which the Company sold to Mr. Leung one share of Series A Preferred Stock in exchange for 169,000,000 shares of common stock of the Company. The Company subsequently canceled and returned to its authorized capital stock the 169,000,000shares of common stock purchased from Mr. Leung.

For the nine months ended September 30, 2021, the Company issued 150,000 shares of common stock to SEC counsel for legal service at the current market price of $0.2781 per share, totaling $41,715.

Also, for the nine months ended September 30, 2021, the Company issued 495,000 shares of common stock to EMA Financial LLC for the conversion of the convertible bond totaling $13,836.

As of September 30, 2021 and December 31, 2020, 1 and 0 preferred shares issued and outstanding.

As of September 30, 2021 and December 31, 2020, 171,913,500 and 340,268,500 common shares issued and outstanding.

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

Singapore

The Company’s operating subsidiary is registered in Republic of Singapore and is subject to the Singapore corporate income tax at a standard income tax rate of 17% on the assessable income arising in Singapore during its tax year. No assessable income was generated in Singapore during the nine months ended September 30, 2021 and there was no provision for income tax.

NEW MOMENTUM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the nine months ended September 30, 2021 and 2020 is as follows:

	Nine months ended September 30,
	2021	2020

Loss before income taxes	$(60,682)	$(22,782)
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	(10,013)	(3,759)
Net operating loss against valuation allowance	10,013	3,759
Income tax expense	$-	$-

As of September 30, 2021 and December 31, 2020, the operation in Hong Kong incurred $188,609 and $127,927 of cumulative net operating losses which can be carried forward to offset future taxable income at no expiry. The Company has provided for a full valuation allowance against the deferred tax assets of $31,121 and $21,108 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

8. RELATED PARTY TRANSACTIONS

From time to time, the directors of the Company advanced funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and had no fixed terms of repayment.

During the three and nine months ended September 30, 2021 and 2020, the Company has been provided free office space by its shareholder. The management determined that such cost is nominal and did not recognize the rent expense in its condensed consolidated financial statements.

Since February 1, 2016, the Company was granted with the right of use to the website and mobile application platforms by JJ Explorer Tours Limited (“JJ Explorer”), which was also controlled by the directors of the Company. Also, the Company formed a cooperation partnership with JJ Explorer whereas JJ Explorer invested to develop and maintained the operations of the Gagfare web and mobile application platforms in a term of 5 years, to be expired on January 31, 2021. In return, JJ Explorer would share 50% of the net earnings generated by the Company in the use of its web and mobile application platforms during the cooperation period. For the nine months ended September 30, 2021 and 2020, the Company did not record the service charges and paid to JJ Explorer.

As of September 30, 2021 and December 31, 2020, the Company owed to directors $277,007 and $199,949, respectively. The amounts due to the related parties are unsecured, non-interest bearing and have no fixed terms of repayment.

Apart from the transactions and balances detailed elsewhere in these accompanying condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

NEW MOMENTUM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

9. CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the three and nine months ended September 30, 2021 and 2020, there was no single customer exceeding 10% of the Company’s revenue.

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

10. COMMITMENTS AND CONTINGENCIES

As of September 30, 2021, the Company has no material commitments or contingencies.

11. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2021, up through the date the Company presented the unaudited condensed consolidated financial statements. The Company determined that there are no further events to disclose.

In October 2021, the Company issued 4,155,048 shares of common stock to settle the promissory notes of $21,164 in full.

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

PLAN OF OPERATION

We are an early stage corporation and have generated revenues of $968,271 and $237,980 from our business for the nine months ended September 30, 2021 and for the year ended December 31, 2020, respectively. We have developed and operate an online ticketing platform named Gagfare.com, which provides a ticketing system for individuals and agencies to search, book and issue flight tickets and other services. During the 12 months following the date of filing of this Annual Report on Form 10-K, will be focused on attempting to raise $10,000,000 of funds to expand our business. We have no assurance that future financing will materialize. If that financing is not available, we may be unable to continue. However, if such public financing is not available, we could fail to satisfy our future cash requirements. We have no assurance that future financing will materialize. If that financing is not available we may be unable to continue. Management believes that if subsequent private placements are successful, we will be able to generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

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

RESULTS OF OPERATIONS

Comparison of the Three Months ended September 30, 2021 and 2020

As of September 30, 2021, we suffered from a working capital deficit of $297,692. As a result, our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders or other capital sources. Management believes that the continuing financial support from the existing shareholders and external financing will provide the additional cash to meet our obligations as they become due. Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

The following table sets forth certain operational data for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020
Revenues	$300,497	$5,872
Cost of revenue	(299,107)	(5,214)
Gross profit	1,390	658
General and administrative expenses	(26,295)	(13,414)
Other (expense) income	(1,143)	1
Loss before Income Taxes	(26,048)	(12,755)
Income tax expense	-	-
Net loss	(26,048)	(12,755)

Revenue. We generated revenues of $300,497 and $5,872 for the three months ended September 30, 2021 and 2020.

Cost of Revenue. Cost of revenue for the three months ended September 30, 2021 and 2020, was $299,107 and $5,214, respectively. Cost of revenue increased primarily as a result of the increase in our business volume.

Gross Profit. We achieved a gross profit of $1,390 and $658 for the three months ended September 30, 2021 and 2020, respectively. The increase in gross profit is primarily attributable to the increase in our business volume.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $26,295 and $13.414 for the three months ended September 30, 2021 and 2020, respectively. The increase in G&A is primarily attributable to the increase in business volume.

Income Tax Expense. Our income tax expenses for the three months ended September 30, 2021 and 2020 were $0.

Net Loss. During the three months ended September 30, 2021, we incurred a net loss of $26,048, as compared to $12,755 for the three months ended September 30, 2020.

Comparison of the Nine Months ended September 30, 2021 and 2020

The following table sets forth certain operational data for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
Revenues	$968,271	$5,894
Cost of revenue	(964,540)	(5,214)
Gross profit	3,731	680
General and administrative expenses	(160,096)	(33,771)
Other (expense) income	(5,485)	10,309
Loss before Income Taxes	(161,850)	(22,782)
Income tax expense	-	-
Net loss	(161,850)	(22,782)

Revenue. We generated revenues of $968,271 and $5,894 for the nine months ended September 30, 2021 and 2020.

Cost of Revenue. Cost of revenue for the nine months ended September 30, 2021 and 2020, was $964,540 and $5,214, respectively. Cost of revenue increased primarily as a result of the increase in our business volume.

Gross Profit. We achieved a gross profit of $3,731 and $680 for the nine months ended September 30, 2021 and 2020, respectively. The increase in gross profit is primarily attributable to the increase in our business volume.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $160,096 and $33,771 for the nine months ended September 30, 2021 and 2020, respectively. The increase in G&A is primarily attributable to the increase in business volume.

Income Tax Expense. Our income tax expenses for the nine months ended September 30, 2021 and 2020 were $0.

Net Loss. During the nine months ended September 30, 2021, we incurred a net loss of $161,850, as compared to $22,782 for the nine months ended September 30, 2020.

Liquidity and Capital Resources

As of September 30, 2021, we had cash and cash equivalents of $36,578, accounts receivable of $753, deposits, prepayments and other receivables of $19,735.

We believe that our current cash and other sources of liquidity discussed below are adequate to support general operations for at least the next 12 months.

	Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(92,923)	$(20,171)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	56,761	45,061

Net Cash Used In Operating Activities.

For the nine months ended September 30, 2021, net cash used in operating activities was $92,923, which consisted primarily of a net loss of $161,850, offset by a depreciation of right-of-use asset of $18,869, amortization of convertible note discount of $1,556, non-cash expenses related to lease liabilities of $1,887, stock-based compensation of $41,715, an increase in accounts receivables of $379 a decrease in deposits, prepayments and other receivables of $218 and an increase in accrued liabilities and other payables of $5,061.

For the nine months ended September 30, 2020, net cash used in operating activities was $20,171, which consisted primarily of a net loss of $22,782, offset by an increase in accounts receivables of $5,660, an increase in deposits, prepayments and other receivables of $307 and an increase in accrued liabilities and other payable of $8,578.

We expect to continue to rely on cash generated through financing from our existing shareholders and private placements of our securities, however, to finance our operations and future acquisitions.

Net Cash Provided By Investing Activities.

For the nine months ended September 30, 2021 and 2020, there are no net cash provided by investing activities.

Net Cash Provided By Financing Activities.

For the nine months ended September 30, 2021, net cash provided by financing activities was $56,761 consisting primarily of $20,297 payment of lease liabilities, offset by $77,058 advances from directors.

For the nine months ended September 30, 2020, net cash provided by financing activities was $45,061 consisting primarily of $22,840 repayment to related companies of the Company, offset by $67,901 advances from directors.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements for the nine months ended September 30, 2021.

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

Based on that evaluation, our President and chief financial officer concluded that, as of September 30, 2021, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

NEW MOMENTUM CORPORATION

Date: November 15, 2021	By:	/s/ Leung Tin Lung David
	Name:	Leung Tin Lung David
	Title:	President and Chief Executive Officer (principal executive officer, principal accounting officer and principal financial officer)

