Form 10-K
period 2021-12-31
New Momentum Corp.
filed 2022-04-18
CIK 1132509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated fi ler, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At June 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $6,313,239.

As of March 31, 2022, there were 176,168,548  shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

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

Organization & Subsidiaries

Our corporate organization chart is below.

Overview of Nemo Holding

Our wholly owned subsidiary, Nemo Holding was incorporated on April 16, 2020, in the British Virgin Islands.

The business of Nemo Holding is now the principal business of the Company. Nemo Holding, through its subsidiaries operates an online ticketing platform named Gagfare.com, which provides a ticketing system for individuals and agencies to search, book and issue flight tickets and other services. The Company also offers its services through its app, Gagfare.

The Company’s principal administrative office is located at Room 150 Cecil Street #08-01 Singapore 069543, and our telephone number is +65 3105 1428. Our website is www.gagfare.com.

Summary Financial Information

The tables and information below are derived from our audited financial statements as of December 31, 2021.

December 31, 2021
Financial Summary
Cash and Cash Equivalents	$15,609
Total Assets	76,150
Total Liabilities	384,249
Total Stockholders’ Deficit	$(308,099)

The Company, through its subsidiaries operates an online ticketing platform, named Gagfare.com, which provides a ticketing system for individuals and agencies to search, book and issue flight tickets and other services.

Being the pioneer to provide “book-now-pay-later” option for securing flight ticket reservations, Gagfare enables travelers to search flights directly with over 500 airlines globally, and securing a confirmed, impartial airfare on their desired flight, instantly. With a unique and first time ever ‘book-now-pay-later’ solution provided by Gagfare, travelers can now pay only $2.00 to secure up to nine flight seats, well in advance of schedule, on their desired flight. Travelers don’t have to pay the rest of the fare until closer to their travel date.

The business mission of Gagfare is served for its customers to “get a good fare.” Gagfare taps into multiple global distribution systems specifically for flight reservations, enables customers to search and book their flights directly in the airlines’ own reservation systems. This gives travelers access to the best available promotional deals they may never encounter anywhere else online. Gagfare ensures to offer the best available airfare, on any given travel day, on any given flight, on any of the world’s leading airlines.

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

Description of Properties

Our executive offices are located at 150 Cecil Street #08-01 Singapore 069543 and our telephone number is +65 3105 1428. We do not own any real estate or other physical properties.

Bankruptcy or Similar Proceedings

We have never been subject to bankruptcy, receivership or any similar proceeding.

ITEM 1A. RISK FACTORS

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

Item 1A. Risk Factors

The following information sets forth risk factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this registration statement and those we may make from time to time. You should carefully consider the risks described below, in addition to the other information contained in this registration statement, before making an investment decision. Our business, financial condition or results of operations could be harmed by any of these risks. The risks and uncertainties described below are not the only ones we face. Additional risks not presently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations.

RISKS RELATING TO OUR COMPANY

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

Our audited financial statements for the year ended December 31, 2021 were prepared assuming that we will continue our operations as a going concern. Our wholly-owned subsidiary, Nemo Holding Company Limited, was incorporated on April 16, 2016, and does not have a history of earnings. As a result, our independent accountants in their audit report have expressed substantial doubt about our ability to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt financings or generate profitable operations. Such financings may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

If our estimates related to future expenditures are erroneous or inaccurate, our business will fail and you could lose your entire investment.

Our success is dependent in part upon the accuracy of our management’s estimates of our future cost expenditures for legal and accounting services (including those we expect to incur as a publicly reporting company), for website marketing and development expenses, and for administrative expenses, which management estimates to be approximately $10,000,000 over the next twelve months. If such estimates are erroneous or inaccurate, or if we encounter unforeseen costs, we may not be able to carry out our business plan, which could result in the failure of our business and the loss of your entire investment.

If we are not able to develop our business as anticipated, we may not be able to generate revenues or achieve profitability and you may lose your investment.

Our wholly-owned subsidiary, Nemo Holding Company Limited, was incorporated on April 16, 2020, and our net loss for the year ended December 31, 2021 was $287,151. We have few customers, and we have not earned substantive revenues to date. Our business prospects are difficult to predict because of our limited operating history, and unproven business strategy. Our primary business activities will be focused on the commercialization of licensing our New Momentum brand. Although we believe that our business plan has significant profit potential, we may not attain profitable operations and our management may not succeed in realizing our business objectives. If we are not able to develop out business as anticipated, we may not be able to generate revenues or achieve profitability and you may lose your entire investment.

Potential disputes related to the existing agreement pursuant to which we purchased the intellectual property rights underlying our business could result in the loss of rights that are material to our business.

The acquisition of the intellectual property of New Momentum, by way of the Share Exchange Agreement, by and among the Company, New Momentum Corporation, and the holders of common stock of New Momentum, is of critical importance to our business and involves complex legal, business, and scientific issues. Although we have clear title to and no restrictions to use our intellectual property, disputes may arise regarding the Share Exchange Agreement, including but not limited to, the breaches of representations or other interpretation-related issues. If disputes over intellectual property that we have acquired under the Share Exchange Agreement prevent or impair our ability to maintain our current intellectual property, we may be unable to successfully develop and commercialize our business.

We expect to suffer losses in the immediate future that may cause us to curtail or discontinue our operations.

We expect to incur operating losses in future periods. These losses will occur because we do not yet have substantive revenues to offset the expenses associated with the development of brand and our business operations, generally. We cannot guarantee that we will ever be successful in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will almost certainly fail.

We may not be able to execute our business plan or stay in business without additional funding.

Our ability to generate future operating revenues depends in part on whether we can obtain the financing necessary to implement our business plan. We will likely require additional financing through the issuance of debt and/or equity in order to establish profitable operations, and such financing may not be forthcoming. As widely reported, the global and domestic financial markets have been extremely volatile in recent months. If such conditions and constraints continue or if there is no investor appetite to finance our specific business, we may not be able to acquire additional financing through credit markets or equity markets. Even if additional financing is available, it may not be available on terms favorable to us. At this time, we have not identified or secured sources of additional financing. Our failure to secure additional financing when it becomes required will have an adverse effect on our ability to remain in business.

Any significant disruption in our website and mobile application presence or services could result in a loss of customers.

Our plans call for our customers to access our service through our website, www.gagfare.com and our mobile applications. Our reputation and ability to attract, retain and serve our customers will be dependent upon the reliable performance of our website, network infrastructure and fulfillment processes (how we deliver services purchased by our customers). Prolonged or frequent interruptions in any of these systems could make our website unavailable or unusable, which could diminish the overall attractiveness of our subscription service to existing and potential customers.

Our servers will likely be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions and delays in our service and operations and loss, misuse or theft of data. It is likely that our website will periodically experience directed attacks intended to cause a disruption in service, which is not uncommon for web-based businesses. Any attempts by hackers to disrupt our website service or our internal systems, if successful, could harm our business, be expensive to remedy and damage our reputation. Efforts to prevent hackers from entering our computer systems are expensive to implement and may limit the functionality of our services. Any significant disruption to our website or internal computer systems could result in a loss of subscribers and adversely affect our business and results of operations.

Our connections to the airline booking systems may be interrupted and causing delays or unavailability to search and book the flight tickets, which may affect the user experiences and trust significantly.

Technology changes rapidly in our business and if we fail to anticipate or successfully implement new technologies or the manner in which use our products and services, the quality, timeliness and competitiveness of our products and services will suffer.

Rapid technology changes in our industry require us to anticipate, sometimes years in advance, which technologies we must implement and take advantage of in order to make our products and services competitive in the market. Therefore, we must start our product development with a range of technical development goals that we hope to be able to achieve. We may not be able to achieve these goals, or our competition may be able to achieve them more quickly and effectively than we can. In either case, our products and services may be technologically inferior to our competitors’, less appealing to consumers, or both. If we cannot achieve our technology goals within the original development schedule of our products and services, then we may delay their release until these technology goals can be achieved, which may delay or reduce revenue and increase our development expenses. Alternatively, we may increase the resources employed in research and development in an attempt to accelerate our development of new technologies, either to preserve our product or service launch schedule or to keep up with our competition, which would increase our development expenses. Any such failure to adapt to, and appropriately allocate resources among, emerging technologies would harm our competitive position, reduce our market share and significantly increase the time we take to bring our product to market.

Our potential customers will require a high degree of reliability in the delivery of our services, and if we cannot meet their expectations for any reason, demand for our products and services will suffer.

Our success depends in large part on our ability to assure generally error-free services, uninterrupted operation of our network and software infrastructure, and a satisfactory experience for our customers’ end users when they use Internet-based communications services. To achieve these objectives, we depend on the quality, performance and scalability of our products and services, the responsiveness of our technical support and the capacity, reliability and security of our network operations. We also depend on third parties over which we have no control. For example, our ability to serve our customers is based solely on our network access agreement with one service provider and on that service provider’s ability to provide reliable Internet access. Due to the high level of performance required for critical communications traffic, any failure to deliver a satisfactory experience to end users, whether or not caused by our own failures could reduce demand for our products and services.

If we fail to promote and maintain our brand in an effective and cost-efficient way, our business and results of operations may be harmed.

We believe that developing and maintaining awareness of our brand effectively is critical to attracting new and retaining existing customers. Successful promotion of our brand and our ability to attract customers depends largely on the effectiveness of our marketing efforts and the success of the channels we use to promote our services. It is likely that our future marketing efforts will require us to incur significant additional expenses. These efforts may not result in increased revenues in the immediate future or at all and, even if they do, any increases in revenues may not offset the expenses incurred. If we fail to successfully promote and maintain our brand while incurring substantial expenses, our results of operations and financial condition would be adversely affected, which may impair our ability to grow our business.

Declines or disruptions in the travel industry could adversely affect our business and financial performance.

Our financial results and prospects are almost entirely dependent upon the sale of travel services. Travel, including accommodation (including hotels, motels, resorts, homes, apartments and other unique places to stay), rental car and airline ticket reservations, is significantly dependent on discretionary spending levels. As a result, sales of travel services tend to decline during general economic downturns and recessions and times of political or economic uncertainty as consumers engage in less discretionary spending, are concerned about unemployment or inflation, have reduced access to credit or experience other concerns or effects that reduce their ability or willingness to travel.

Perceived or actual adverse economic conditions, including slow, slowing or negative economic growth, high or rising unemployment rates, inflation and weakening currencies, and concerns over government responses such as higher taxes or tariffs, increased interest rates and reduced government spending, could impair consumer spending and adversely affect travel demand.

These and other macro-economic uncertainties, such as oil prices, geopolitical tensions and differing central bank monetary policies, have led to significant volatility in the exchange rates between the U.S. Dollar and the Euro, the British Pound Sterling and other currencies. Significant fluctuations in foreign currency exchange rates, stock markets and oil prices can also impact consumer travel behavior. For example, although lower oil prices may lead to increased travel activity as consumers have more discretionary funds and airline fares decrease, declines in oil prices may be indicative of broader macro-economic weakness, which in turn could negatively affect the travel industry, our business and results of operations. Conversely, higher oil prices may result in higher airfares and decreased travel activity, which can negatively affect our business and results of operations.

The uncertainty of macro-economic factors and their impact on consumer behavior, which may differ across regions, makes it more difficult to forecast industry and consumer trends and the timing and degree of their impact on our markets and business, which in turn could adversely affect our ability to effectively manage our business and adversely affect our results of operations.

In addition, events beyond our control, such as oil prices, stock market volatility, terrorist attacks, unusual or extreme weather or natural disasters such as earthquakes, hurricanes, tsunamis, floods, fires, droughts and volcanic eruptions, travel-related health concerns including pandemics and epidemics such as coronaviruses, Ebola and Zika, political instability, changes in economic conditions, wars and regional hostilities, imposition of taxes, tariffs or surcharges by regulatory authorities, changes in trade policies or trade disputes, changes in immigration policies, travel-related accidents or increased focus on the environmental impact of travel, have previously and may in the future disrupt travel, limit the ability or willingness of travelers to visit certain locations or otherwise result in declines in travel demand and adversely affect our business and results of operations. Because these events or concerns, and the full impact of their effects, are largely unpredictable, they can dramatically and suddenly affect travel behavior by consumers, and therefore demand for our services and our relationships with travel service providers and other partners, any of which can adversely affect our business and results of operations. Certain jurisdictions, particularly in Europe, are considering regulations intended to address the issue of “overtourism,” including by restricting access to city centers or popular tourist destinations or limiting accommodation offerings in surrounding areas, such as by restricting construction of new hotels or the renting of homes or apartments. Such regulations could adversely affect travel to, or our ability to offer accommodations in, such markets, which could negatively impact our business, growth and results of operations. The United States has implemented or proposed, or is considering, various travel restrictions and actions that could affect U.S. trade policy or practices, which could also adversely affect travel to or from the United States.

As a result of the recent coronavirus outbreak, the travel industry to experience, and continue to experience, a significant decline in travel demand and increase in customer cancellations predominantly related to travel to, from or in China and certain other Asian markets, though concerns about the coronavirus are also negatively impacting travel demand (and therefore our business) generally. Some countries have implemented travel bans or restrictions and some airlines have suspended or limited flights to or from China. In addition, like many other companies, we have instructed or allowed employees in high-risk areas to work from home or not report to work, which, especially if this persists for a prolonged period of time, may have an adverse impact on our employees, ability to service travelers, operations and systems. The ultimate extent of the coronavirus outbreak and its impact on travel in currently affected countries or more broadly is unknown and impossible to predict with certainty. As a result, the full extent to which the coronavirus will impact our business and results of operations is unknown. However, decreased travel demand resulting from the outbreak has had a negative impact, and is likely to have a negative and material impact, on our business, growth and results of operations. In addition, we may incur additional customer service costs in connection with servicing travelers affected by the outbreak, which would also have a negative impact on our results of operations.

The loss of the services of Leung Tin Lung David, our sole director and officer, and majority shareholder, or our failure to timely identify and retain competent personnel could negatively impact our ability to develop our website and sell our services.

We are highly dependent on Leung Tin Lung David, who is our sole director and officer, and controlling stockholder. The development of our business will continue to place a significant strain on our limited personnel, management, and other resources. Our future success depends upon the continued services of our executive officers who are developing our business, and on our ability to identify and retain competent consultants and employees with the skills required to execute our business objectives. The loss of the services of Jing Li or our failure to timely identify and retain competent personnel would negatively impact our ability to develop our business and license our brand, which could adversely affect our financial results and impair our growth.

Leung Tin Lung David, our President and sole director, beneficially owns approximately or has the right to vote 41.3% of our outstanding common stock and 100% of our Series A Preferred Stock, which has voting power equal to 110% of our issued and outstanding common stock. As a result, Mr. Leung has a substantial voting power in all matters submitted to our stockholders for approval including:

•	Election of our board of directors;

•	Removal of any of our directors or officers;

•	Amendment of our Articles of Incorporation or Bylaws;

•	Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

As a result of his ownership and position, Mr. Leung is able to substantially influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, the future prospect of sales of significant amounts of shares held by him could affect the market price of our common stock if the marketplace does not orderly adjust to the increase in shares in the market and the value of your investment in our company may decrease. Mr. Leung’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

We are an independent travel services, with little experience in the market, and failure to successfully compensate for this inexperience may adversely impact our operations and financial position.

We operate as an independent business, whose existence is predicated on the brand name Gagfare, and we have no substantial tangible assets in a highly competitive industry. We have little operating history, no customer base and little revenue to date. This makes it difficult to evaluate our future performance and prospects. Our business must be considered in light of the risks, expenses, delays and difficulties frequently encountered in establishing a new business in an emerging and evolving industry characterized by intense competition, including:

•	our business model and strategy are still evolving and are continually being reviewed and revised;

•	we may not be able to raise the capital required to develop our initial customer base and reputation;

•	we may not be able to successfully implement our business model and strategy; and

•	our management consists is conducted by one persons, Leung Tin Lung David, our President and a director.

We cannot be sure that we will be successful in meeting these challenges and addressing these risks and uncertainties. If we are unable to do so, our business will not be successful and the value of your investment in our company will decline.

Our failure to protect our intellectual property and proprietary technology may significantly impair our competitive advantage.

Our success and ability to compete depends in large part upon protecting our proprietary technology. We rely on a combination of patent, trademark and trade secret protection, nondisclosure and nonuse agreements to protect our proprietary rights. The steps we have taken may not be sufficient to prevent the misappropriation of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. The patent and trademark law and trade secret protection may not be adequate to deter third party infringement or misappropriation of our patents, trademarks and similar proprietary rights.

We may in the future initiate claims or litigation against third parties for infringement of our proprietary rights in order to determine the scope and validity of our proprietary rights or the proprietary rights of our competitors. These claims could result in costly litigation and the diversion of our technical and management personnel.

We may face costly intellectual property infringement claims, the result of which would decrease the amount of cash we would anticipate to operate and complete our business plan.

We anticipate that from time to time we will receive communications from third parties asserting that we are infringing certain copyright, trademark and other intellectual property rights of others or seeking indemnification against alleged infringement. If anticipated claims arise, we will evaluate their merits. Any claims of infringement brought of third parties could result in protracted and costly litigation, damages for infringement, and the necessity of obtaining a license relating to one or more of our products or current or future technologies, which may not be available on commercially reasonable terms or at all. Litigation, which could result in substantial cost to us and diversion of our resources, may be necessary to enforce our patents or other intellectual property rights or to defend us against claimed infringement of the rights of others. Any intellectual property litigation and the failure to obtain necessary licenses or other rights could have a material adverse effect on our business, financial condition and results of operations.

We incur costs associated with SEC reporting compliance, which may significantly affect our financial condition.

The Company made the decision to become an SEC “reporting company” in order to comply with applicable laws and regulations. We incur certain costs of compliance with applicable SEC reporting rules and regulations including, but not limited to attorneys’ fees, accounting and auditing fees, other professional fees, financial printing costs and Sarbanes-Oxley compliance costs in an amount estimated at approximately $50,000 per year. On balance, the Company determined that the incurrence of such costs and expenses was preferable to the Company being in a position where it had very limited access to additional capital funding.

We may be required to incur significant costs and require significant management resources to evaluate our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act, and any failure to comply or any adverse result from such evaluation may have an adverse effect on our stock price.

As a smaller reporting company as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, we are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Section 404 requires us to include an internal control report with our Annual Report on Form 10-K. This report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified. Failure to comply, or any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on the trading price of our equity securities. Achieving continued compliance with Section 404 may require us to incur significant costs and expend significant time and management resources. No assurance can be given that we will be able to fully comply with Section 404 or that we and our independent registered public accounting firm would be able to conclude that our internal control over financial reporting is effective at fiscal year-end. As a result, investors could lose confidence in our reported financial information, which could have an adverse effect on the trading price of our securities, as well as subject us to civil or criminal investigations and penalties. In addition, our independent registered public accounting firm may not agree with our management’s assessment or conclude that our internal control over financial reporting is operating effectively.

We may not be able to meet the internal control reporting requirements imposed by the SEC resulting in a possible decline in the price of our common stock and our inability to obtain future financing.

As directed by Section 404 of the Sarbanes-Oxley Act, the SEC adopted rules requiring each public company to include a report of management on the company’s internal controls over financial reporting in its annual reports. Although the Dodd-Frank Wall Street Reform and Consumer Protection Act exempts companies with a public float of less than $250 million from the requirement that our independent registered public accounting firm attest to our financial controls, this exemption does not affect the requirement that we include a report of management on our internal control over financial reporting and does not affect the requirement to include the independent registered public accounting firm’s attestation if our public float exceeds $250 million.

While we expect to expend significant resources in developing the necessary documentation and testing procedures required by Section 404 of the Sarbanes-Oxley Act, there is a risk that we may not be able to comply timely with all of the requirements imposed by this rule. Regardless of whether we are required to receive a positive attestation from our independent registered public accounting firm with respect to our internal controls, if we are unable to do so, investors and others may lose confidence in the reliability of our financial statements and our stock price and ability to obtain equity or debt financing as needed could suffer.

In addition, in the event that our independent registered public accounting firm is unable to rely on our internal controls in connection with its audit of our financial statements, and in the further event that it is unable to devise alternative procedures in order to satisfy itself as to the material accuracy of our financial statements and related disclosures, it is possible that we would be unable to file our Annual Report on Form 10-K with the SEC, which could also adversely affect the market for and the market price of our common stock and our ability to secure additional financing as needed.

We face risks related to the Novel Coronavirus (COVID-19) which could significantly disrupt our development, operations, sales, and financial results.

Our business will be adversely impacted by the effects of the Novel Coronavirus (COVID-19). In addition to global macroeconomic effects, the Novel Coronavirus (COVID-19) outbreak and any other related adverse public health developments will cause disruption to our operations and sales activities. Our third-party vendors, third-party distributors, and our customers have been and will be disrupted by worker absenteeism, quarantines and restrictions on employees’ ability to work, office and factory closures, disruptions to ports and other shipping infrastructure, border closures, or other travel or health-related restrictions. Depending on the magnitude of such effects on our activities or the operations of our third-party vendors and third-party distributors, the supply of our products will be delayed, which could adversely affect our business, operations and customer relationships. In addition, the Novel Coronavirus (COVID-19) or other disease outbreak will in the short-run and may over the longer term adversely affect the economies and financial markets of many countries, resulting in an economic downturn that will affect demand for our products and services and impact our operating results. There can be no assurance that any decrease in sales resulting from the Novel Coronavirus (COVID-19) will be offset by increased sales in subsequent periods. Although the magnitude of the impact of the Novel Coronavirus (COVID-19) outbreak on our business and operations remains uncertain, the continued spread of the Novel Coronavirus (COVID-19) or the occurrence of other epidemics and the imposition of related public health measures and travel and business restrictions will adversely impact our business, financial condition, operating results and cash flows. In addition, we have experienced and will experience disruptions to our business operations resulting from quarantines, self-isolations, or other movement and restrictions on the ability of our employees to perform their jobs that may impact our ability to develop and design our products and services in a timely manner or meet required milestones or customer commitments.

It will be extremely difficult to acquire jurisdiction and enforce liabilities against our officers, directors and assets outside the United States.

Substantially all of our assets are currently located outside of the United States. Additionally, our sole director and officer resides outside of the United States, in Singapore. As a result, it may not be possible for United States investors to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws. Moreover, we have been advised Singapore does not have a treaty providing for the reciprocal recognition and enforcement of judgments of courts with the United States.

RISKS RELATED TO DOING BUSINESS IN THE PEOPLE’S REPUBLIC OF CHINA

Changes in the political and economic policies of the PRC government may materially and adversely affect our business, financial condition and results of operations and may result in our inability to sustain our growth and expansion strategies.

New Momentum Corporation, is a holding company that, through Gagfare Limited, a Hong Kong entity, and Beyond Blue Limited, Hong Kong entity, both wholly-owned subsidiaries, operates our online ticketing platform that provides travelers a “Book Now, Pay Later” business model. The PRC government has sovereignty of Hong Kong, and Hong Kong’s legislature adopts laws that are congruent with PRC government policies and laws. Because of the majority of our operations are in the Hong Kong, economic, political and legal developments in the PRC will significantly affect our business, financial condition, results of operations and prospects.

The PRC economy differs from the economies of most developed countries in many respects, including the extent of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. Although the PRC government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets, and the establishment of improved corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the government. In addition, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies. The PRC government also exercises significant control over China’s economic growth by allocating resources, controlling payment of foreign currency-denominated obligations, setting monetary policy, regulating financial services and institutions and providing preferential treatment to particular industries or companies.

While the PRC economy has experienced significant growth in the past three decades, growth has been uneven, both geographically and among various sectors of the economy. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures may benefit the overall PRC economy, but may also have a negative effect on us. Our financial condition and results of operation could be materially and adversely affected by government control over capital investments or changes in tax regulations that are applicable to us. In addition, the PRC government has implemented in the past certain measures, including interest rate increases, to control the pace of economic growth. These measures may cause decreased economic activity, which in turn could lead to a reduction in demand for our services and consequently have a material adverse effect on our businesses, financial condition and results of operations.

There are uncertainties regarding the interpretation and enforcement of PRC and Hong Kong laws, rules and regulations.

A substantial majority of our operations are conducted in the Hong Kong, and are governed by PRC and Hong Kong laws, rules and regulations. Our Hong Kong subsidiaries may become subject to laws, rules and regulations applicable to foreign investment in China. The PRC legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions may be cited for reference but have limited precedential value.

In 1979, the PRC government began to promulgate a comprehensive system of laws, rules and regulations governing economic matters in general. The overall effect of legislation over the past three decades has significantly enhanced the protections afforded to various forms of foreign investment in China. However, China has not developed a fully integrated legal system, and recently enacted laws, rules and regulations may not sufficiently cover all aspects of economic activities in China or may be subject to significant degrees of interpretation by PRC regulatory agencies. In particular, because these laws, rules and regulations are relatively new, and because of the limited number of published decisions and the nonbinding nature of such decisions, and because the laws, rules and regulations often give the relevant regulator significant discretion in how to enforce them, the interpretation and enforcement of these laws, rules and regulations involve uncertainties and can be inconsistent and unpredictable. In addition, the PRC legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all, and which may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until after the occurrence of the violation.

Any administrative and court proceedings in China may be protracted, resulting in substantial costs and diversion of resources and management attention. Since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy than in more developed legal systems.

Adverse regulatory developments in China may subject us to additional regulatory review, and additional disclosure requirements and regulatory scrutiny to be adopted by the SEC in response to risks related to recent regulatory developments in China may impose additional compliance requirements for companies like us with China-based operations, all of which could increase our compliance costs, subject us to additional disclosure requirements.

The recent regulatory developments in China, in particular with respect to restrictions on China-based companies raising capital offshore, may lead to additional regulatory review in China over our financing and capital raising activities in the United States. In addition, we may be subject to industry-wide regulations that may be adopted by the relevant PRC authorities, which may have the effect of restricting the scope of our operations in China, or causing the suspension or termination of our business operations in China entirely, all of which will materially and adversely affect our business, financial condition and results of operations. We may have to adjust, modify, or completely change our business operations in response to adverse regulatory changes or policy developments, and we cannot assure you that any remedial action adopted by us can be completed in a timely, cost-efficient, or liability-free manner or at all.

On July 30, 2021, in response to the recent regulatory developments in China and actions adopted by the PRC government, the Chairman of the SEC issued a statement asking the SEC staff to seek additional disclosures from offshore issuers associated with China-based operating companies before their registration statements will be declared effective. On August 1, 2021, the China Securities Regulatory Commission stated in a statement that it had taken note of the new disclosure requirements announced by the SEC regarding the listings of Chinese companies and the recent regulatory development in China, and that both countries should strengthen communications on regulating China-related issuers. We cannot guarantee that we will not be subject to tightened regulatory review and we could be exposed to government interference in China.

Compliance with China’s new Data Security Law, Measures on Cybersecurity Review (revised draft for public consultation), Personal Information Protection Law (second draft for consultation), regulations and guidelines relating to the multi-level protection scheme and any other future laws and regulations may entail significant expenses and could materially affect our business.

Recently, the Cyberspace Administration of China has taken action against several Chinese internet companies in connection with their initial public offerings on U.S. securities exchanges, for alleged national security risks and improper collection and use of the personal information of Chinese data subjects. According to the official announcement, the action was initiated based on the National Security Law, the Cyber Security Law and the Measures on Cybersecurity Review, which are aimed at “preventing national data security risks, maintaining national security and safeguarding public interests.” On July 10, 2021, the Cyberspace Administration of China published a revised draft of the Measures on Cybersecurity Review, expanding the cybersecurity review to data processing operators in possession of personal information of over 1 million users if the operators intend to list their securities in a foreign country.

It is unclear at the present time how widespread the cybersecurity review requirement and the enforcement action will be and what effect they will have on our online ticketing platform. China’s regulators may impose penalties for non-compliance ranging from fines or suspension of operations, and this could lead to us delisting or removal from the over-the-counter markets.

Also, on August 20, 2021, the National People’s Congress passed the Personal Information Protection Law, which will be implemented on November 1, 2021. The law creates a comprehensive set of data privacy and protection requirements that apply to the processing of personal information and expands data protection compliance obligations to cover the processing of personal information of persons by organizations and individuals in China, and the processing of personal information of persons in China outside of China if such processing is for purposes of providing products and services to, or analyzing and evaluating the behavior of, persons in China. The law also proposes that critical information infrastructure operators and personal information processing entities who process personal information meeting a volume threshold to-be-set by Chinese cyberspace regulators are also required to store in China personal information generated or collected in China, and to pass a security assessment administered by Chinese cyberspace regulators for any export of such personal information. Lastly, the draft contains proposals for significant fines for serious violations of up to RMB 50 million or 5% of annual revenues from the prior year.

Interpretation, application and enforcement of these laws, rules and regulations evolve from time to time and their scope may continually change, through new legislation, amendments to existing legislation and changes in enforcement. Compliance with the Cyber Security Law and the Data Security Law could significantly increase the cost to us of providing our service offerings, require significant changes to our operations or even prevent us from providing certain service offerings in jurisdictions in which we currently operate or in which we may operate in the future. Despite our efforts to comply with applicable laws, regulations and other obligations relating to privacy, data protection and information security, it is possible that our practices, offerings or platform could fail to meet all of the requirements imposed on us by the Cyber Security Law, the Data Security Law and/or related implementing regulations. Any failure on our part to comply with such law or regulations or any other obligations relating to privacy, data protection or information security, or any compromise of security that results in unauthorized access, use or release of personally identifiable information or other data, or the perception or allegation that any of the foregoing types of failure or compromise has occurred, could damage our reputation, discourage new and existing counterparties from contracting with us or result in investigations, fines, suspension or other penalties by Chinese government authorities and private claims or litigation, any of which could materially adversely affect our business, financial condition and results of operations. Even if our practices are not subject to legal challenge, the perception of privacy concerns, whether or not valid, may harm our reputation and brand and adversely affect our business, financial condition and results of operations. Moreover, the legal uncertainty created by the Data Security Law and the recent Chinese government actions could materially adversely affect our ability, on favorable terms, to raise capital, including engaging in follow-on offerings of our securities in the U.S. market.

It may be difficult for U.S. regulators, such as the Department of Justice, the SEC, and other authorities, to conduct investigation or collect evidence within China.

Shareholder claims or regulatory investigation that are common in the United States generally are difficult to pursue as a matter of law or practicality in China. For example, in China, there are significant legal and other obstacles to providing information needed for regulatory investigations or litigations initiated outside China. Although the authorities in China may establish a regulatory cooperation mechanism with the securities regulatory authorities of another country or region to implement cross-border supervision and administration, such cooperation with regulatory authorities in the Unities States—including the SEC and the Department of Justice—may not be efficient in the absence of mutual and practical cooperation mechanism. Furthermore, according to Article 177 of the PRC Securities Law, which became effective in March 2020, no overseas securities regulator is allowed to directly conduct investigation or evidence collection activities within the PRC territory. While detailed interpretation of or implementation rules under Article 177 have yet to be promulgated, the inability for an overseas securities regulator to directly conduct investigation or evidence collection activities within China may further increase the difficulties you face in protecting your interests.

The audit report included in this prospectus is prepared by an independent registered public accounting firm who is based in Malaysia and is presently is inspected by the Public Company Accounting Oversight Board (the “PCAOB”). If, however, the PCAOB is unable to inspect our an independent registered public accounting firm, our investors would be deprived of the benefits of such inspection. The Holding Foreign Companies Accountable Act, or the HFCA Act, and other legislative and regulatory developments related to political tensions between the United States and China, may have a material adverse impact on any future possible listing and trading, or quotation, in the U.S. and the trading prices of our shares of common stock, if our shares of common stock are so listed or quoted.

As an auditor of U.S. publicly traded companies and a PCAOB-registered accounting firm, the independent registered public accounting firm that issued the audit report included in this prospectus is required by the laws of the United States to undergo regular inspections by the PCAOB to assess its compliance with the laws of the United States and professional standards. If, however, it is later determined that the PCAOB is unable to inspect or investigate completely our auditor because of a position taken by an authority in Malaysia or another other foreign jurisdiction, then our independent registered public accounting firm would not be inspected by the PCAOB, which would be detrimental to your investment.

PCAOB inspections are able to identify deficiencies in the inspected firms’ audit procedures and quality control procedures, which may then be addressed as part of the inspection process to improve future audit quality. The lack of PCAOB inspections prevents the PCAOB from regularly evaluating an independent registered public accounting firm’s audits and quality control procedures. As a result, investors may be deprived of the benefits of PCAOB inspections of an auditor in such circumstances. The inability of the PCAOB to conduct an inspection of an independent registered public accounting firm makes it more difficult to evaluate the effectiveness of an independent registered public accounting firm’s audit procedures or quality control procedures as compared to auditors outside of China that are subject to PCAOB inspections. Accordingly, if in the future the PCAOB is unable to inspect our independent registered public accounting firm, investors will likely have a lower level of confidence in our reported financial information and procedures and the quality of our financial statements compared to an independent registered public accounting firm is subject to PCAOB inspections.

Furthermore, U.S. legislators and regulators have in recent years raised concerns about risks associated with investing in companies that are based in or have substantial operations in emerging markets, including China. In particular, lawmakers have highlighted the increased risks associated with companies whose independent auditors are unable to be inspected by the PCAOB. As part of this continued focus in the United States on access to audit and other information currently protected by national law, in particular China’s, on December 18, 2020, the U.S. president signed the HFCA Act into law. On December 2, 2021, the SEC adopted final rules implementing the HFCA Act.

The HFCA Act requires the SEC to identify and maintain a list of U.S. listed companies whose audit reports are prepared by auditors that the PCAOB is unable to inspect or investigate completely because of restrictions imposed by the authorities in the foreign jurisdiction. The HFCA Act also requires SEC-identified public companies to (i) submit documentation establishing that the company is not owned or controlled by a governmental entity in the jurisdiction that restricts PCAOB inspections and (ii) make certain additional disclosures in their SEC filings regarding, among other things, the fact that the PCAOB is unable to inspect its audit firm, the percentage of the company’s shares owned by governmental entities in such foreign jurisdiction, whether governmental entities in such foreign jurisdiction have a controlling financial interest with respect to the company, the name of any Chinese Communist Party members on the company’s board of directors, and whether there are any charters of the Chinese Communist Party included in the company’s organizational documents (including the text of any such charter). For issuers remaining on the SEC-identified companies list for three consecutive years, the securities of such company would be prohibited from trading on a U.S. national securities exchange or the U.S. over-the-counter markets. On June 22, 2021, the U.S. Senate passed a bill which, if passed by the U.S. House of Representatives and signed into law, would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCA Act from three years to two. It is uncertain whether this proposed legislation will advance.

The SEC will begin identifying issuers based on annual reports filed in 2022 for the fiscal year ended December 31, 2021. Because our annual report for fiscal year 2021 will likely include an audit report issued by an independent registered public accounting firm that is currently subject to PCAOB inspection, we do not expect that we will be an SEC-identified company in fiscal year 2022, and would not be required to comply with the SEC’s submission and disclosure requirements for our Annual Report for the fiscal year ending December 31, 2022.

If, however, it is later determined that the PCAOB is unable to inspect or investigate completely our auditor because of a position taken by an authority in Malaysia or another foreign jurisdiction, then our independent registered public accounting firm would not be inspected by the PCAOB, and we are determined to be subject to the HFCA Act, our shares of common stock would be prohibited from trading on a U.S. national securities exchange or the U.S. over-the-counter markets, if we are unable to meet PCAOB inspection requirements in a timely manner, and you could lose your entire investment.

Additionally, if we become a SEC-identified company in fiscal year 2022, any actions that we would take in response to the HFCA Act and compliance with the requirements of the HFCA Act, for so long as we would remain an SEC-identified company, would require is to incur additional legal, accounting and other expenses, which would be significant.

RISKS ASSOCIATED WITH OUR SECURITIES

The price of our shares of common stock may not reflect our value and there can be no assurance that there will be an active market for our shares of common stock either now or in the future.

Although our common stock is quoted on the OTC Markets, our shares of common stock trade sporadically, and the price of our common stock, if traded, may not reflect our value. There can be no assurance that there will be an active market for our shares of common stock either now or in the future. Market liquidity will depend on the perception of our operating business and any steps that our management might take to bring us to the awareness of investors. There can be no assurance given that there will be any awareness generated. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business. As a result holders of our securities may not find purchasers our securities should they to sell securities held by them. Consequently, our securities should be purchased only by investors having no need for liquidity in their investment and who can hold our securities for an indefinite period of time.

If a more active market should develop, the price of our shares of common stock may be highly volatile. Because there may be a low price for our shares of common stock, many brokerage firms may not be willing to effect transactions in our securities. Even if an investor finds a broker willing to effect a transaction in the shares of our common stock, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such shares of common stock as collateral for any loans.

We expect to experience volatility in our stock price, which could negatively affect stockholders’ investments.

Although our common stock is quoted on the OTC Markets under the symbol “NNAX”, there is a limited public market for our common stock. No assurance can be given that an active market will develop or that a stockholder will ever be able to liquidate its shares of common stock without considerable delay, if at all. Many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price and liquidity of our common stock.

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. Due to the volatility of our common stock price, we may be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources.

Stockholders should also be aware that, according to SEC Release No. 34-29093, the market for “penny stock”, such as our common stock, has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the future volatility of our share price.

Our common stock is subject to the “penny stock” rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

Under U.S. federal securities legislation, our common stock will constitute “penny stock”. Penny stock is any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require that a broker or dealer approve a potential investor’s account for transactions in penny stocks, and the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve an investor’s account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience objectives of the person, and make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form sets forth the basis on which the broker or dealer made the suitability determination. Brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

If we issue additional shares in the future, whether in connection with a financing or in exchange for services or rights, it will result in the dilution of our existing stockholders.

Our articles of incorporation authorize the issuance of up to 500,000,000 shares of common stock with a par value of $0.001 per share, and 175,000,000 shares have been designated as “blank check” preferred stock. As of the date of this Prospectus, the Company had 176,168,548 shares of common stock issued and outstanding. Accordingly, we may issue up to an additional 148,000,000 shares of common stock. Our Board of Directors may choose to issue some or all of such shares to acquire one or more companies or properties, to fund our overhead and general operating requirements and in exchange for services rendered to the Company. Such issuances may not require the approval of our stockholders. We have previously issued shares of our common stock in exchange for services provided to the Company and for certain rights, including as consideration for intellectual property rights. Any future issuances may reduce the book value per share and may contribute to a reduction in the market price of the outstanding shares of our common stock. If we issue any such additional shares in the future, such issuance will reduce the proportionate ownership and voting power of all current stockholders.

State securities laws may limit secondary trading, which may restrict the states in which and conditions under which you can sell the shares offered by this prospectus.

Secondary trading in common stock sold in this offering will not be possible in any state until the common stock is qualified for sale under the applicable securities laws of the state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in the state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, the common stock in any particular state, the common stock could not be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, the liquidity for the common stock could be significantly impacted thus causing you to realize a loss on your investment.

The Company does not intend to seek registration or qualification of its shares of common stock the subject of this offering in any State or territory of the United States. Aside from a “secondary trading” exemption, other exemptions under state law and the laws of US territories may be available to purchasers of the shares of common stock sold in this offering,

Anti-takeover effects of certain provisions of Nevada state law hinder a potential takeover of us.

Though not now, we may be or in the future we may become subject to Nevada’s control share law. A corporation is subject to Nevada’s control share law if it has more than 200 stockholders, at least 100 of whom are stockholders of record and residents of Nevada, and it does business in Nevada or through an affiliated corporation. The law focuses on the acquisition of a “controlling interest” which means the ownership of outstanding voting shares sufficient, but for the control share law, to enable the acquiring person to exercise the following proportions of the voting power of the corporation in the election of directors:

(i) one-fifth or more but less than one-third, (ii) one-third or more but less than a majority, or (iii) a majority or more. The ability to exercise such voting power may be direct or indirect, as well as individual or in association with others.

The effect of the control share law is that the acquiring person, and those acting in association with it, obtains only such voting rights in the control shares as are conferred by a resolution of the stockholders of the corporation, approved at a special or annual meeting of stockholders. The control share law contemplates that voting rights will be considered only once by the other stockholders. Thus, there is no authority to strip voting rights from the control shares of an acquiring person once those rights have been approved. If the stockholders do not grant voting rights to the control shares acquired by an acquiring person, those shares do not become permanent non-voting shares. The acquiring person is free to sell its shares to others. If the buyers of those shares themselves do not acquire a controlling interest, their shares do not become governed by the control share law.

If control shares are accorded full voting rights and the acquiring person has acquired control shares with a majority or more of the voting power, any stockholder of record, other than an acquiring person, who has not voted in favor of approval of voting rights is entitled to demand fair value for such stockholder’s shares.

Nevada’s control share law may have the effect of discouraging takeovers of the corporation.

In addition to the control share law, Nevada has a business combination law which prohibits certain business combinations between Nevada corporations and “interested stockholders” for three years after the “interested stockholder” first becomes an “interested stockholder,” unless the corporation’s board of directors approves the combination in advance. For purposes of Nevada law, an “interested stockholder” is any person who is (i) the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the outstanding voting shares of the corporation, or (ii) an affiliate or associate of the corporation and at any time within the three previous years was the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the then outstanding shares of the corporation. The definition of the term “business combination” is sufficiently broad to cover virtually any kind of transaction that would allow a potential acquiror to use the corporation’s assets to finance the acquisition or otherwise to benefit its own interests rather than the interests of the corporation and its other stockholders.

The effect of Nevada’s business combination law is to potentially discourage parties interested in taking control of us from doing so if it cannot obtain the approval of our board of directors.

Because we do not intend to pay any cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. Stockholders may never be able to sell shares when desired. Before you invest in our securities, you should be aware that there are various risks. You should consider carefully these risk factors, together with all of the other information included in this annual report before you decide to purchase our securities. If any of the following risks and uncertainties develop into actual events, our business, financial condition or results of operations could be materially adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently do not own any physical property or real property. Our executive offices are located at 150 Cecil Street #08-01 Singapore 069543. We believe that this space is adequate for our present operations.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since July 27, 2020, our common stock has been quoted on the OTCPink tier of the OTC Markets Group Inc., under the symbol “NNAX.” Between August 26, 2015 and July 26, 2020, our common stock was quoted on the OTCQB and/or OTCPink, tiers under the stock symbol “EKKH.” On April 8, 2022, the closing bid price on the OTCPink tier for our common stock was $0.0193.

Holders

As of March 31, 2022, there were 176,168,548 shares of common stock issued and outstanding held by approximately 136 stockholders of record, and 1 share of preferred stock or Series A Preferred Stock issued or outstanding.

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

Recent Sales of Unregistered Securities

There are no unreported sales of equity securities at December 31, 2021.

Securities Authorized for Issuance Under Equity Compensation Plans

On October 14, 2020, the Board of Directors of the Company approved and adopted the terms and provisions of a 2020 Stock Incentive Plan for the Company. Pursuant to the terms of the Plan, the maximum number of shares of Common Stock available for the grant of awards under the Plan shall not exceed 20,000,000. During the year ended December 31, 2020, the Company granted 19,400,000 shares of common stock to directors, officers, and consultants.  During the year ended December 31, 2021, the Company granted 250,000 shares of common stock to consultants.

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

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2021.

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

PLAN OF OPERATION

We are an early stage corporation and have generated revenues of $1,292,479 from our business during the year ended December 31, 2021. We have developed and operate an online ticketing platform named Gagfare.com, which provides a ticketing system for individuals and agencies to search, book and issue flight tickets and other services. During the 12 months following the date of filing of this Annual Report on Form 10-K, will be focused on attempting to raise $10,000,000 of funds to expand our business. We have no assurance that future financing will materialize. If that financing is not available, we may be unable to continue. However, if such public financing is not available, we could fail to satisfy our future cash requirements. We have no assurance that future financing will materialize. If that financing is not available we may be unable to continue. Management believes that if subsequent private placements are successful, we will be able to generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

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

RESULTS OF OPERATIONS

We are not required to obtain permission from the Chinese authorities to operate or to issue securities to foreign investors.

We are at a development stage company and reported a net loss of $287,763 and $4,148,947 for the years ended December 31, 2021 and 2020, respectively. We had current assets of $51,090 and current liabilities of $384,249 as of December 31, 2021. As of December 31, 2020, our current assets and current liabilities were $84,823 and $245,683, respectively.

Our financial statements for the years ended December 31, 2021 and 2020 have been prepared assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our shareholders. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and public offerings, capital leases and short-term and long-term debts.

Comparison of the Years ended December 31, 2021 and 2020

As of December 31, 2021, we suffered from a working capital deficit of $333,159. As a result, our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders or other capital sources in the next twelve months. Management believes that the continuing financial support from the existing shareholders and external financing will provide the additional cash to meet our obligations as they become due. Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

The following table sets forth certain operational data for the years ended December 31, 2021 and 2020:

	Years Ended December 31,
	2021	2020
Revenues	$1,292,479	$237,980
Cost of revenue	(1,287,084)	(233,757)
Gross profit	5,395	4,223
Total operating expenses	(295,409)	(4,175,996)
Other income, net	2,251	22,826
Loss before Income Taxes	(287,763)	(4,148,947)
Income tax expense	-	-
Net loss	(287,763)	(4,148,947)

Revenue. We generated revenues of $1,292,479 and $237,980 for the years ended December 31, 2021 and 2020, due to the increased transactions in ticket booking during 2021.

Cost of Revenue. Cost of revenue for the years ended December 31, 2021 and 2020, was $1,287,084 and $233,757, respectively. Cost of revenue increased primarily as a result of the increase in our business volume.

Gross Profit. We achieved a gross profit of $5,395 and $4,223 for the years ended December 31, 2021 and 2020, respectively. The increase in gross profit is primarily attributable to the increase in our business volume, net of reduced margins with increased costs and competitiveness experienced during the pandemic.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $295,409 and $4,175,996 for the years ended December 31, 2021 and 2020, respectively. The decrease in G&A is primarily attributable to fewer stock-based compensation transactions during 2021, as compared to 2020.

Income Tax Expense. Our income tax expenses for the years ended December 31, 2021 and 2020 were $0 and $0.

Net Loss. As a result of the above, during the year ended December 31, 2021, we incurred a net loss of $287,763, as compared to $4,148,947 for the same period ended December 31, 2020.

Liquidity and Capital Resources

As of December 31, 2021, we had cash and cash equivalents of $15,609, accounts receivable of $15,773, deposits, prepayments and other receivables of $19,708.

As of December 31, 2020, we had cash and cash equivalents of $64,496, accounts receivable of $374, deposits, prepayments and other receivables of $19,953.

We believe that our current cash and other sources of liquidity discussed below are adequate to support general operations for at least the next 12 months.

	Years Ended December 31,
	2021	2020
Net cash used in operating activities	$(108,892)	$(71,248)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	59,395	126,732

Net Cash Used In Operating Activities.

For the year ended December 31, 2021, net cash used in operating activities was $108,892, which is directly attributable to a net loss of $287,763, with an decrease in deposits, prepayments and other receivables of $245 and an increase in accounts payable of $15,696, accrued expenses and other payable of $44,848, offset by a increase in accounts receivables of $15,399 and non-cash items consisting of amortization and depreciation of $26,643, stock-based compensation of $101,715, non-cash convertible note expense of $2,614 and non-cash lease expense of $2,509.

For the year ended December 31, 2020, net cash used in operating activities was $71,248, which consisted primarily of a net loss of $4,148,947, offset by a stock-based compensation of $4,074,000, amortization of convertible note discount of $444, a decrease in accounts receivables of $129, an increase in deposits, prepayments and other receivables of $8,482 and an increase in accrued expenses and other payables of $11,608.

We expect to continue to rely on cash generated through financing from our existing shareholders and private placements of our securities, however, to finance our operations and future acquisitions.

Net Cash Provided By Investing Activities.

For the year ended December 31, 2021, there is no net cash provided by investing activities.

For the year ended December 31, 2020, there is no net cash provided by investing activities.

Net Cash Provided By Financing Activities.

For the year ended December 31, 2021, net cash provided by financing activities was $59,395, being advances received from a director of $86,378 and repayment of lease liabilities of 26,983.

For the year ended December 31, 2020, net cash provided by financing activities was $126,732, arose from advances received from a director of $116,572 and proceeds from issuance of convertible bonds of $33,000, net of repayment of lease liabilities of $22,840.

Working Capital

As of December 31, 2021, we had cash and cash equivalents of $15,609, accounts receivable of $15,773, deposits, prepayments and other receivables of $19,708.

As of December 31, 2020, we had cash and cash equivalents of $64,496, accounts receivable of $374, deposits, prepayments and other receivables of $19,953.

We expect to incur significantly greater expenses in the near future as we expand our business or enter into strategic partnerships. We also expect our technology and development, sales and marketing expenses to increase as we enhance our e-commerce platform and spend more efforts in building up customers and community and incur additional costs in investors and partnerships relationship for long-term corporate development.

During the year, we did not pay dividends on our Common Stock. Our present policy is to apply cash to investments in business development, acquisitions or expansion; consequently, we do not expect to pay dividends on Common Stock in the foreseeable future.

Going Concern

Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. Our sources of capital may include the sale of equity securities, which include common stock sold in private transactions, capital leases and short-term and long-term debts. While we believe that we will obtain external financing and the existing shareholders will continue to provide the additional cash to meet our obligations as they become due, there can be no assurance that we will be able to raise such additional capital resources on satisfactory terms.

We require additional funding to meet our ongoing obligations and to fund anticipated operating losses. Our auditor has expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

We expect to incur marketing and professional and administrative expenses as well expenses associated with maintaining our filings with the Commission. We will require additional funds during this time and will seek to raise the necessary additional capital. If we are unable to obtain additional financing, we may be required to reduce the scope of our business development activities, which could harm our business plans, financial condition and operating results. Additional funding may not be available on favorable terms, if at all. We intend to continue to fund its business by way of equity or debt financing and advances from related parties. Any inability to raise capital as needed would have a material adverse effect on our business, financial condition and results of operations.

If we cannot raise additional funds, we will have to cease business operations. As a result, our common stock investors would lose all of their investment.

Material Cash Requirements

We have not achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future. We expect net cash expended in 2022 to be significantly higher than 2021. As of December 31, 2021, we had an accumulated deficit of $4,842,608. Our material cash requirements are highly dependent upon the additional financial support from our major shareholders in the next 12 - 18 months.

We had the following contractual obligations and commercial commitments as of December 31, 2021:

Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
	$	$	$	$	$
Amount due to director	286,327	286,327	–	–	–
Lease liabilities	25,671	25,671	–	–	–
Commercial commitments
Bank loan repayment	–	–	–	–	–
Total obligations	311,998	311,998	–	–	–

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

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer’s financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of December 31, 2021 and 2020, there was no allowance for doubtful accounts.

•	Revenue recognition

The Company recognizes revenue from its contracts with customers in accordance with ASC 606 – Revenue from Contracts with Customers. The Company recognizes revenues when satisfying the performance obligation of the associated contract that reflects the consideration expected to be received based on the terms of the contract.

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

The reporting currency of the Company is United States Dollar (“US$”) and the accompanying consolidated financial statements have been expressed in US$. In addition, the Company operates in Hong Kong and Singapore via its subsidiaries who maintain their books and records in their local currencies, Hong Kong Dollars (“HKD”) and Singapore Dollars (“SGD”), which are their functional currencies respectively, being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiary whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “ Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statements of changes in shareholders’ equity.

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

The Company adopts the FASB Accounting Standards Update (“ASU”) 2016-02 “Leases (Topic 842).” for all periods presented.  This standard requires lessees to recognize lease assets (“right of use”) and related lease obligations (“lease liabilities”) on the balance sheet for leases with terms in excess of 12 months.

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the consolidated balance sheets. Finance leases are included in finance lease ROU assets and finance lease liabilities in the consolidated balance sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease and finance lease ROU assets and liabilities are recognized at January 1, 2019 based on the present value of lease payments over the lease term discounted using the rate implicit in the lease. In cases where the implicit rate is not readily determinable, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

•	Retirement plan costs

Contributions to retirement plans (which are defined contribution plans) are charged to general and administrative expenses in the accompanying statements of operation as the related employee service are provided.

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

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40), (“ASU 2021-04”). This ASU reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. This ASU provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. It specifically addresses: (1) how an entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; (2) how an entity should measure the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; and (3) how an entity should recognize the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. This ASU will be effective for all entities for fiscal years beginning after December 15, 2021. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted, including adoption in an interim period. The adoption of ASU 2021-04 on January 1, 2022 will not have a material impact on the Company’s financial statements or disclosures.

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

ITEM 8. FINANCIAL STATEMENTS

New Momentum Corporation

J&S ASSOCIATE (AF002380) (Registered with PCAOB and MIA) UNIT B222,SOLARIS DUTAMAS 1, JALAN DUTAMAS 1, 50480, Kuala Lumpur, Malaysia. Tel : 03-62053622 Fax : 03-62053623 Email : jspartner348@gmail.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Director and Stockholder of

NEW MOMENTUM CORPORATION

Opinion on the Financial Statement

We have audited the accompanying consolidated balance sheet of New Momentum Corporation and its subsidiaries (the ‘Company’) as of December 31, 2021, and the related consolidated statement of operations and comprehensive income, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company suffered an accumulated shareholders’ deficit of $308,099 and net current liabilities of $333,159. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regards to these matters are also described in Note 2 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current year audit of the financial statements that were communicated or are required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements, and (2) involved especially challenging, subjective, or complex judgements. We determined that there are no critical audit matters.

/s/ J&S Associate

Certified Public Accountants

PCAOB Number: 6743

We have served as the Company’s auditor since 2022.

Kuala Lumpur, Malaysia

April 15, 2022

TOTAL ASIA ASSOCIATES PLT

(AF002128 & LLP0016837-LCA)

A Firm registered with US PCAOB and Malaysian MIA

Block C-3-1, Megan Avenue 1, 189, Off Jalan Tun Razak,

50400, Kuala Lumpur, Malaysia

Tel: (603) 2733 9989

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Director and Shareholders of

NEW MOMENTUM CORPORATION

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of New Momentum Corporation and its subsidiaries (the ‘Company’) as of December 31, 2020, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ deficit and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the years ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ TOTAL ASIA ASSOCIATES PLT

TOTAL ASIA ASSOCIATES PLT

March 26, 2021

We have served as the Company’s auditor since 2020.

Kuala Lumpur, Malaysia

NEW MOMENTUM CORPORATION

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2021	2020
ASSETS
Current asset:
Cash and cash equivalents	$15,609	$64,496
Accounts receivable	15,773	374
Deposits, prepayments and other receivables	19,708	19,953

Total current assets	51,090	84,823

Non-current asset:
Right-of-use assets	25,060	-

TOTAL ASSETS	$76,150	$84,823

LIABILTIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$15,696	$-
Accrued liabilities and other payables	56,555	12,290
Amount due to director	286,327	199,949
Lease liabilities	25,671	-
Convertible promissory note	-	33,444

Total current liabilities	384,249	245,683

TOTAL LIABILITIES	384,249	245,683

Commitments and contingencies	-	-

SHAREHOLDERS’DEFICIT
Preferred stock, Class A, $0.001 par value; 175,000,000 shares authorized; 1 and 0 share issued and outstanding as at December 31, 2021 and 2020	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized; 176,168,548 and 340,268,500 shares issued and outstanding as at December 31, 2021 and 2020, respectively	176,169	340,269
Additional paid in capital	4,358,612	4,054,600
Accumulated other comprehensive losses	(272)	(884)
Accumulated deficit	(4,842,608)	(4,554,845)

Shareholders’ deficit	(308,099)	(160,860)

TOTALLIABILITIES ANDSHAREHOLDERS’DEFICIT	$76,150	$84,823

See accompanying notes to consolidated financial statements.

NEW MOMENTUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2021	2020

Revenue, net	$1,292,479	$237,980

Cost of revenue	(1,287,084)	(233,757)

Gross profit	5,395	4,223

Operating expenses:
General and administrative expenses	(250,680)	(4,111,983)
Legal and professional fee	(44,729)	(64,013)
Total operating expenses	(295,409)	(4,175,996)

Loss from operations	(290,014)	(4,171,773)

Other income (expense):
Government subsidy	6,419	23,853
Interest income	2	1
Interest expense	(4,170)	(1,028)

Total other income	2,251	22,826

LOSS BEFORE INCOME TAXES	(287,763)	(4,148,947)

Income tax expense	-	-

NET LOSS	(287,763)	(4,148,947)

Other comprehensive income (loss) :
Foreign currency translation adjustments	612	(331)

COMPREHENSIVE LOSS	$(287,151)	$(4,149,278)

Net loss per share
Basic and diluted	$(0.00)	$(0.03)

Weighted average shares outstanding
Basic and diluted	219,614,098	165,747,163

See accompanying notes to consolidated financial statements.

NEW MOMENTUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2021	2020

Cash flows from operating activities:
Net loss	$(287,763)	$(4,148,947)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of convertible note discount	1,556	444
Depreciation of right-of-use assets	25,087	-
Stock-based compensation for services	101,715	4,074,000
Non-cash lease expense	2,509	-
Non-cash convertible note expense	2,614	-

Change in operating assets and liabilities:
Accounts receivable	(15,399)	129
Deposits, prepayments and other receivables	245	(8,482)
Accounts payable	15,696	-
Accrued liabilities and other payables	44,848	11,608
Net cash used in operating activities	(108,892)	(71,248)

Cash flows from financing activities:
Advance from a director	86,378	116,572
Proceed from issuance of convertible bonds	-	33,000
Repayment to lease liabilities	(26,983)	(22,840)

Net cash provided by financing activities	59,395	126,732

Effect on exchange rate change on cash and cash equivalents	610	(331)

Net change in cash and cash equivalents	(48,887)	55,153

BEGINNING OF YEAR	64,496	9,343

END OF YEAR	$15,609	$64,496

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for tax	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to consolidated financial statements.

NEW MOMENTUM CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Preferred Stock Class A		Common Stock		Additional paid	Accumulated other comprehensive	Accumulated	Total shareholders’
	No. of shares	Amount	No. of shares	Amount	in capital	losses	deficit	deficit
Balance as at January 1, 2020	-	$-	10,000,000	$10,000	$-	$(553)	$(95,029)	$(85,582)

Shares issued for acquisition of legal acquirer	-	-	310,868,500	310,869	-	-	(310,869)	-
Issuance of shares for service rendered	-	-	19,400,000	19,400	4,054,600	-	-	4,074,000
Foreign currency translation adjustment	-	-	-	-	-	(331)	-	(331)
Net loss for the year	-	-	-	-	-	-	(4,148,947)	(4,148,947)

Balance as at December 31, 2020	-	$-	340,268,500	$340,269	$4,054,600	$(884)	$(4,554,845)	$(160,860)

Balance as at January 1, 2021	-	$-	340,268,500	$340,269	$4,054,600	$(884)	$(4,554,845)	$(160,860)

Shares issued for service rendered	-	-	250,000	250	101,465	-	-	101,715
Conversion of common stock to preferred stock	1	-	(169,000,000)	(169,000)	169,000	-	-	-
Shares issued to convert the bond	-		4,650,048	4,650	33,547			38,197
Foreign currency translation adjustment	-	-	-	-		612	-	612
Net loss for the year	-	-	-	-			(287,763)	(287,763)

Balance as at December 31, 2021	1	$-	176,168,548	$176,169	$4,358,612	$(272)	$(4,842,608)	$(308,099)

See accompanying notes to consolidated financial statements.

NEW MOMENTUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

1. DESCRIPTION OF BUSINESS AND ORGANIZATION

New Momentum Corporation (the “Company”) was incorporated under the law of the State of Nevada on July 1, 1999. The Company through its subsidiaries, mainly operates a smartphone application to provide an online platform with “Book Now, Pay Later” flight booking service for travelers with over 500 airlines worldwide to search and secure their tickets. With a simple, user-friendly interface, the Company enables customers to arrange and book the multiple-stop itineraries, and to check their bookings through official airline websites using the Gagfare booking reference number.

On July 6, 2020, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”), by and among the Company, Nemo Holding Company Limited, a British Virgin Islands corporation (“Nemo Holding”), and the holders of common shares of Nemo Holding. The holders of the common stock of Nemo Holding consisted of 29 stockholders.

Under the terms and conditions of the Share Exchange Agreement, the Company issued 10,000,000 shares of common stock in consideration for all the issued and outstanding shares in Nemo Holding. Leung Tin Lung David, the Company’s sole officer and director, was the beneficial holder of 6,000,000 common shares, or 60%, of the issued and outstanding shares of Nemo Holding. The effect of the issuance of the 10,000,000 shares issued under the Share Exchange Agreement represents 10.8% of the issued and outstanding shares of common stock of the Company. Both the Company and Nemo Holding are controlled by the same management team. Upon completion of the Share Exchange Transaction, Nemo Holding became a 100% owned subsidiary of the Company.

Because the Company is a shell company, Nemo Holding comprises the ongoing operations of the combined entity and its senior management serves as the senior management of the combined entity, Nemo Holding is deemed to be the accounting acquirer for accounting purposes. The transaction was treated as a recapitalization of the Company. Accordingly, the consolidated assets, liabilities and results of operations of the Company became the historical financial statements of Nemo Holding, and the Company’s assets, liabilities and results of operations were consolidated with Nemo Holding beginning on the acquisition date. Nemo Holding was the legal acquiree but deemed to be the accounting acquirer. The Company was the legal acquirer but deemed to be the accounting acquiree in the reverse merger. The historical financial statements prior to the acquisition were those of the accounting acquirer (Nemo Holding). After completion of the Share Exchange Transaction in the prior year, the Company’s consolidated financial statements include the assets and liabilities, the operations and cash flow of the accounting acquirer.

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

The Company has suffered from continuous loss from its inception and shareholders’ deficit of $308,099 and net current liabilities of $333,159 at December 31, 2021. In addition, with respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2021, the outbreak has caused substantial disruption in international economies and global trades and if repercussions of the outbreak are prolonged, could have a significant adverse impact on the Company’s business.

The continuation of the Company as a going concern through the next twelve months is dependent upon the continued financial support from its shareholders. The Company is also currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

•	Basis presentation

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

Accounts receivable are recorded at the invoiced amount and do not bear interest on amounts which are due within contractual payment terms, of 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer’s financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of December 31, 2021 and 2020, there was no allowance for doubtful accounts.

•	Revenue recognition

The Company recognizes revenue from its contracts with customers in accordance with Accounting Standards Codification (“ASC”) 606 – Revenue from Contracts with Customers (“ASC 606”). The Company recognizes revenues when satisfying the performance obligation of the associated contract that reflects the consideration expected to be received based on the terms of the contract.

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the years ended December 31, 2021 and 2020.

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

The reporting currency of the Company is United States Dollar (“US$”) and the accompanying consolidated financial statements have been expressed in US$. In addition, the Company operates in Hong Kong and Singapore and maintain their books and records in their local currency, Hong Kong Dollars (“HKD”) and Singapore Dollars (“SGD”), which are their respective functional currencies, being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiary whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “ Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statements of changes in shareholders’ equity.

Translation of amounts from HKD and SGD into US$ have been made at the following exchange rates for the years ended December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Year-end HKD:US$ exchange rate	0.12825	0.12899
Average HKD:US$ exchange rate	0.12839	0.12894
Year-end SGD:US$ exchange rate	0.74111	0.75645
Average SGD:US$ exchange rate	0.73693	0.74365

•	Comprehensive income

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

The Company adopts the FASB Accounting Standards Update (“ASU”) 2016-02 “Leases (Topic 842).” for all periods presented.  This standard requires lessees to recognize lease assets (“right of use”) and related lease obligations (“lease liabilities”) on the balance sheet for leases with terms in excess of 12 months.

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the consolidated balance sheets. Finance leases are included in finance lease ROU assets and finance lease liabilities in the consolidated balance sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease and finance lease ROU assets and liabilities are recognized at January 1, 2019 based on the present value of lease payments over the lease term discounted using the rate implicit in the lease. In cases where the implicit rate is not readily determinable, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

•	Retirement plan costs

Contributions to retirement plans (which are defined contribution plans) are charged to general and administrative expenses in the accompanying statements of operation as the related employee service are provided.

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

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40), (“ASU 2021-04”). This ASU reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. This ASU provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. It specifically addresses: (1) how an entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; (2) how an entity should measure the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; and (3) how an entity should recognize the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. This ASU will be effective for all entities for fiscal years beginning after December 15, 2021. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted, including adoption in an interim period. The adoption of ASU 2021-04 on January 1, 2022 will not have a material impact on the Company’s financial statements or disclosures.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

4. AMOUNT DUE TO DIRECTOR

As of December 31, 2021 and 2020, the Company owed to its director in the amount of $286,327 and $199,949, respectively. The amounts are unsecured, non-interest bearing and have no fixed terms of repayment. Imputed interest from related party loans is not significant.

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

For the year ended December 31, 2021, all convertible promissory notes were converted to Company’s common stock.

For the year ended December 31, 2021 and 2020, the amortization of discount was $1,556 and $444, respectively.

As of December 31, 2021 and 2020, accrued interest amounted to $0 and $584, respectively.

6. SHAREHOLDERS’ DEFICIT

Preferred Stock

Authorized shares

The Company was authorized to issue 175,000,000 shares of Preferred Stock at par value of $0.001. Any class of preferred stock may have preferential voting rights, liquidation rights or other rights with respect to the class of common stock. These preferential rights may have anti-takeover effects and may also result in the dilution of the common shareholders; equity interest and earnings per share.

Issued and outstanding shares

On March 11, 2021, the Company designated a class of preferred stock titled, Series A Preferred Stock, with a par value of $0.001 per share, and consisting of one share. The Series A preferred carries voting rights equal to 110% of the total voting rights of the outstanding common stock and voting power of the Company, and has the right to appoint one director of the Company.

Additionally, the one share of Series A Preferred Stock contains protective provisions, which precludes the Company from taking the certain actions without the approval of the holder of the share of Series A Preferred Stock. More specifically, so long as any shares of Series A Preferred Stock are outstanding, the Company shall not, without first obtaining the approval (by vote or written consent, as provided by law) of the holders of at least a majority of the outstanding shares of Series A Preferred Stock. As long as any shares of Series A Preferred Stock remain outstanding, the holders of a majority of the shares of Series A Preferred Stock represented at a duly called special or annual meeting of such stockholders or by an action by written consent for that purpose shall be entitled to elect a special director to the board of directors.

As of December 31, 2021 and 2020, 1 and 0 share of Class A Preferred Stock was issued and outstanding.

Common Stock

Authorized shares

The Company was authorized to issue 500,000,000 shares of common stock at par value of $0.001.

Issued and outstanding shares

On October 19, 2020, the Company approved the 2020 Stock Incentive Plan (the “Plan”) and authorized the director to issue the maximum shares of common stock of 20,000,000 shares under the Plan.

On October 23, 2020, the Company issued 19,400,000 shares of common stock at $0.21 per share under the Plan to compensate certain consultants and service providers in rendering services to the Company.

On April 13, 2021, the Company entered into a Stock Purchase Agreement with the Company’s sole director and a major shareholder, pursuant to which the Company issued one share of Series A Preferred Stock in exchange for his 169,000,000 shares of its common stock and cancelled these 169,000,000 shares of its common stock.

On April 19, 2021, the Company issued 150,000 shares of common stock to SEC counsel for legal service at the current market price of $0.2781 per share, totaling $41,715.

On July 27, 2021 and October 27, 2021, the Company issued the aggregate of 4,650,048 shares of its common stock to EMA Financial LLC for the conversion of the convertible bond totaling $38,197.

On November 28, 2021, the Company issued 100,000 shares of common stock to a travel agent for the performance reward at the current market price of $0.6 per share, totaling $60,000.

As of December 31, 2021 and 2020, 176,168,548 and 340,268,500 shares of common stock were issued and outstanding.

Stock Option Plan

On October 19, 2020, the Company approved the 2020 Stock Incentive Plan (the “Plan”) and authorized the director to issue the maximum shares of common stock of 20,000,000 shares under the Plan.

On October 23, 2020, the Company issued 19,400,000 shares of its common stock at $0.21 per share under the Plan to compensate certain consultants and service providers in rendering the services to the Company.

On April 19, 2021, the Company issued 150,000 shares of its common stock to SEC counsel for legal service at the current market price of $0.2781 per share under the Plan.

On November 28, 2021, the Company issued 100,000 shares of its common stock to a travel agent for the performance reward at the current market price of $0.6 per share under the Plan.

As of December 31, 2021 and 2020, 350,000 and 600,000 shares are not issued under the Plan.

7. INCOME TAX

Income (loss) before income taxes within or outside the United States are shown below:

	Years ended December 31,
	2021	2020

Domestic	$(211,004)	$(4,139,578)
Foreign	(76,759)	(9,369)
Total	$(287,763)	$(4,148,947)

The provision (benefit) for income taxes as shown in the accompanying consolidated statements of income consists of the following:

Years ended December 31,
	2021	2020

Current:		$
Domestic	-	-
Foreign	-	-

Deferred:
Domestic	-	-
Foreign	-	-
Provision for income taxes	$-	$-

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

As of December 31, 2021, the operations in the United States of America incurred $4,661,451 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2041, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $978,905 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

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

Singapore

The Company’s operating subsidiary is registered in Republic of Singapore and is subject to the Singapore corporate income tax at a standard income tax rate of 17% on the assessable income arising in Singapore during its tax year. No assessable income was generated in Singapore during the year ended December 31, 2021 and 2020, and there was no provision for income tax.

Hong Kong

The Company’s subsidiaries operating in Hong Kong are subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the years ended December 31, 2021 and 2020 is as follows:

	Years ended December 31,
	2021	2020

Loss before income taxes	$(73,353)	$(5,687)
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	(12,103)	(938)
Tax effect of non-taxable items	(1,059)	(3,936)
Net operating loss	13,162	4,874
Income tax expense	$-	$-

The following table sets forth the significant components of the deferred tax assets of the Company as of December 31, 2021 and 2020:

	As of December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards
- United States	$978,905	$1,034,188
- Hong Kong	34,270	21,108
- Singapore	231	82
	1,013,406	1,055,378
Less: valuation allowance	(1,013,406)	(1,055,378)
Deferred tax assets, net	$-	$-

8. NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the year. The dilutive effect of potential common shares outstanding is included in diluted net loss per share. The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31, 2021 and 2020:

	Years ended December 31,
	2021	2020

Net loss attributable to common shareholders	$(287,763)	$(4,148,947)

Weighted average common shares outstanding – Basic and diluted	219,614,098	165,747,163

Net loss per share – Basic and diluted	$(0.00)	$(0.03)

9. PENSION COSTS

The Company is required to make contribution to their employees under a government-mandated defined contribution pension scheme for its eligible full-times employees in Hong Kong. The Company is required to contribute a specified percentage of the participants’ relevant income based on their ages and wages level. During the years ended December 31, 2021 and 2020, $1,283 and $280 contributions were made accordingly.

10. RELATED PARTY TRANSACTIONS

From time to time, the director of the Company advanced funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and had no fixed terms of repayment.

Since February 1, 2016, the Company was granted with the right of use to the website and mobile application platforms by JJ Explorer Tours Limited (“JJ Explorer”), which was also controlled by the directors of the Company. Also, the Company formed a cooperation partnership with JJ Explorer whereas JJ Explorer invested to develop and maintain the operations of the Gagfare web and mobile application platforms in a term of 5 years, JJ Explorer would share 50% of the net earnings generated by the Company in the use of its web and mobile application platforms during the cooperation period. On January 31, 2021, JJ Explorer agreed to extend the term of additional 5 years up January 31, 2026.

For the years ended December 31, 2021 and 2020, as the Company has generated no earnings, the Company does not have any service charges and payables to JJ Explorer.

For the years ended December 31, 2021 and 2020, the Company paid the service fee of $13,481 and $2,707 to certain shareholders for their service.

For the years ended December 31, 2021 and 2020, the Company paid the salary of $10,785 and $2,707 to the director for his service.

Apart from the transactions and balances detailed elsewhere in these accompanying consolidated financial statements, the Company has no other significant or material related party transactions during the years presented.

11. CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the year ended December 31, 2021, there is one single customer who accounts for 97% of the Company’s revenue totaling $1,259,890 with $15,773 accounts receivable at December 31, 2021.

For the year ended December 31, 2020, there is one single customer who accounts for 90% of the Company’s revenue totaling $214,869 with $0 accounts receivable at December 31, 2020.

(b) Major vendors

For the year ended December 31, 2021, there is one single vendor who accounts for 99% of the Company’s cost of revenue totaling $1,273,991 with $15,696 accounts payable at December 31, 2021.

For the year ended December 31, 2020, there is one single vendor who accounts for 97% of the Company’s cost of revenue totaling $225,785 with $0 accounts payable at December 31, 2020.

(c) Economic and political risk

The Company’s major operations are conducted in Hong Kong. Accordingly, the political, economic, and legal environments in Hong Kong, as well as the general state of Hong Kong’s economy may influence the Company’s business, financial condition, and results of operations.

(d) Exchange rate risk

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

12. COMMITMENTS AND CONTINGENCIES

As of December 31, 2021 and 2020, the Company has no material commitments or contingencies.

13. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2021, up through the date the Company issued the audited consolidated financial statements. The Company determined that there are no further events to disclose.

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

Our management, including the President, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based on this evaluation, our management concluded that as of December 31, 2021, these disclosure controls and procedures were not effective at the reasonable assurance level. As discussed below, our internal control over financial reporting is an integral part of our disclosure controls and procedures.

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

Based on the results of this assessment, our management conclude that our internal control over financial reporting was not effective as of December 31, 2021, based on such criteria. Deficiencies existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a majority of independent members and a lack of a majority of outside directors on our Board, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (ii) inadequate segregation of duties consistent with control objectives. Management believes that the lack of a majority of outside directors on our Board results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Changes in Internal Controls over Financial Reporting

In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of Section 404 of the Sarbanes-Oxley Act, we continue to review, test, and improve the effectiveness of our internal controls. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter and since the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Series A Preference Stock is convertible to common stock on the basis of 1 Preference Stock to 1 fully paid and non-assessable common stock and are to be treated equally, identically and ratably on a per share basis with respect to any dividends or distributions of the Company.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person, and the year such director or officer commenced serving in such capacity:

Name	Age	Positions

Leung Tin Lung David	59	Director, President, Secretary and Treasurer

Leung Tin Lung David

Director, President, Secretary and Treasurer

Mr. Leung, age 59, has served as our President, Secretary, Treasurer and sole Director since May 27, 2020. Mr. Leung is a long-term veteran in the travel industry, with many years of experience working with government and travel trade partners. He is the founder and has been the Managing Director of JJ Explorer Tour Limited, a position he has held since 2007. From 2011 until 2017, Mr. Leung was the Marketing Representative of Philippine Department of Tourism, Hong Kong and Macau. Mr. Leung graduated from the University of Minnesota in 1984. Mr. Leung’s background in the travel industry led to our conclusion that he should serve as a director in light of our business and structure.

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

Significant Employees and Consultants

As of December 31, 2021, the Company has no significant employees. The Company is managed by Leung Tin Lung David, our sole director and officer.

Audit Committee and Conflicts of Interest

Since we do not have an audit, compensation or governance and nominating committees comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board of Directors established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company is an early stage company and has only one director, and to date, such director has been performing the functions of such committees. Thus, there is a potential conflict of interest in that our sole director and officer has the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our President and all other executive officers (collectively, the “Named Executive Officers”) in the fiscal years ended December 31, 2021 and 2020:

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us for the fiscal periods indicated.

						Non-Equity
						Incentive	Nonqualified
Name and				Stock	Option	Plan	Deferred	All Other
Principal Position	Year	Salary ($)	Bonus ($)	Awards ($)	Awards ($)	Compensation ($)	Compensation ($)	Compensation ($)	Total ($)
Law Wai	2021	0	0	0	0	0	0	0	0
Fan (1)	2020	0	0	0	0	0	0	0	0

Cheng Kin	2021	0	0	0	0	0	0	0	0
Ning (2)	2020	0	0	0	0	0	0	0	0

Marie Huen	2021	0	0	0	0	0	0	0	0
Lai Chun (3)	2020	0	0	0	0	0	0	0	0

Leung Tin	2021	10,785	0	0	0	0	0	0	10,785
Lung David (4)	2020	0	0	0	0	0	0	0	0

___________

(1)	Appointed Chief Executive Officer and President on February 13, 2015; resigned from all such positions on May 27, 2020.
(2)	Appointed Chief Financial Officer, Secretary and Treasurer on February 13, 2015; resigned from all such positions on May 27, 2020.
(3)	Appointed Chief Operating Officer on February 13, 2015; resigned from such position on May 27, 2020.
(4)	Appointed President, Secretary, Treasurer and director on May 27, 2020.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

The Company has no employment agreements with its officers or any significant employee and did not enter into any employment contracts, termination of employment, or change-in-control arrangements during the year ended December 31, 2021.

Option Exercises and Fiscal Year-End Option Value Table.

There were no stock options exercised by the named executive officers as of the end of the fiscal period ended December 31, 2021.

Long-Term Incentive Plans and Awards

There were no awards made to a named executive officer, under any long-term incentive plan, as of the end of the fiscal period ended December 31, 2021.

We currently do not pay any compensation to our directors serving on our board of directors.

STOCK OPTION GRANTS

The following table sets forth stock option grants and compensation or the fiscal year ended December 31, 2021:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Law Wai Fan (1)	-0-	-0-	-0-	$-0-	N/A	-0-	-0-	-0-	-0-

Cheng Kin Ning (2)	-0-	-0-	-0-	$-0-	N/A	-0-	-0-	-0-	-0-

Marie Huen Lai Chun (3)	-0-	-0-	-0-	$-0-	N/A	-0-	-0-	-0-	-0-

Chu Kin Hon (4)	-0-	-0-	-0-	$-0-	N/A	-0-	-0-	-0-	-0-

Leung Tin Lung David (5)	-0-	-0-	-0-	$-0-	N/A	-0-	-0-	-0-	-0-

_____________

(1)	Appointed Chief Executive Officer on February 13, 2015; resigned from such position on May 27, 2020.
(2)	Appointed Chief Financial Officer on February 13, 2015; resigned from such position on May 27, 2020.
(3)	Appointed Chief Operating Officer on February 13, 2015; resigned from such position on May 27, 2020.
(4)	Appointed a director on February 13, 2015; resigned from such position on May 27, 2020.
(5)	Appointed President, Secretary, Treasurer and director on May 27, 2020.

DIRECTOR COMPENSATION

The following table sets forth director compensation or the fiscal year ended December 31, 2021:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Leung Tin Lung David (1)	10,785	-0-	-0-	-0-	-0-	-0-	10,785

______________

(1)	Appointed President, Secretary, Treasurer and director on May 27, 2020.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of March 31, 2022, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 176,168,548 shares of our common stock issued and outstanding as March 31, 2022. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

Title of Class	Name and Address of Beneficial Owner (2)	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)

Common Stock	Leung Tin Lung David (3)	70,813,213	40.2%
Preferred Stock, Class A	Leung Tin Lung David	1	100%
Common Stock	Chak Wan Ling Margaret	27,763,000	15.8%
Common Stock	Leung Yin Yu Janice	25,000,000	14.2%
Common Stock	Leung Suk Mun	25,000,000	14.2%
All directors and executive officers as a group (1 person)		148,576,213	84.3%

______________

(1)	Calculated based on 176,168,548 shares of common stock issued and outstanding on March 31, 2022.
(2)	Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of: Room 1303, 13/F, Technology Plaza, 651 King’s Road, North Point, Hong Kong.
(3)	Appointed President, Secretary, Treasurer and a director on May 27, 2020.

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

For the years ended December 31, 2021 and 2020, as the Company has generated no earnings, the Company does not have any service charges and payables to JJ Explorer.

For the years ended December 31, 2021 and 2020, the Company paid the service fee of $13,481 and $2,707 to certain shareholders for their service.

For the years ended December 31, 2021 and 2020, the Company paid the salary of $10,785 and $2,707 to the director for his service.

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

Our board of directors has not separately designated and no standing committees. Accordingly, the duties customarily performed by an audit committee, compensation committee, and governance and nominating committee are performed by our board of directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

On March 14, 2022, the Company received notice dated March 11, 2022, from Total Asia Associates Plt. (“TAA”), that TAA resigned as the independent registered public accounting firm of the Company.

Concurrently, on March 14, 2022, the Company resolved to engage the independent registered public accounting firm of J&S Associate (“JS”), the Company’s new independent registered public accountants, which appointment J&S Associates has accepted with the dismissal of TAA.

TAA audited our financial statements for the fiscal year ended December 31, 2020. JS audited our financial statements for the fiscal year ended December 31, 2021.

All audit work was performed by the full time employees of TAA and JS for the above mentioned fiscal years. Our board of directors does not have an audit committee. The functions customarily delegated to an audit committee are performed by our full board of directors. Our board of directors approves in advance, all services performed by TAA and JS, but have not adopted pre-approval policies or procedures. Our board of directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence, and has approved such services.

The following table sets forth fees billed by our auditors during the last two fiscal years for services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, services by our auditors that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees, services rendered in connection with tax compliance, tax advice and tax planning, and all other fees for services rendered.

The following table shows the fees paid or accrued by us for the audit and other services provided for the fiscal periods shown.

	Years Ended December 31,
Category	2021	2020*

TOTAL ASIA ASSOCIATES PLT:
Audit Fees	$–	$35,000
Audit Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–
	$–	$35,000

J&S ASSOCIATE:
Audit Fees	$35,000	$–
Audit Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–
	$35,000	$–

*	The 2020 fees billed by our predecessor independent accountants, TAA.

Audit fees. Consists of fees billed for the audit of our annual financial statements, review of our Form 10-K, review of our interim financial statements included in our Form 10-Q and services that are normally provided by the accountant in connection with year-end statutory and regulatory filings or engagements.

Audit-related fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees”, review of our Forms 8-K filings and services that are normally provided by the accountant in connection with non-year-end statutory and regulatory filings or engagements.

Tax fees. Consists of professional services rendered by a company aligned with our principal accountant for tax compliance, tax advice and tax planning.

Other fees. The services provided by our accountants within this category consisted of advice and other services relating to SEC matters, registration statement review, accounting issues and client conferences.

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

3.1.1	Articles of Incorporation, dated July 1, 1999 (1)
3.1.2	Amended and Restated Articles of Incorporation, dated December 9, 2010 (2)
3.1.3	Certificate of Correction, dated April 1, 2011*
3.1.4	Certificate of Amendment to Articles of Incorporation, dated June 18, 2020 (5)
3.1.5	Certificate of Designation for Series A Preferred Stock, dated March 11, 2021*
3.2	Bylaws (3)
4.1	10% Convertible Note, dated October 27, 2020 (6)
14.1	Code of Ethics (4)
21.1	Subsidiaries of the Registrant
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

_____________

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 (File No. 333-54002), filed with the Securities and Exchange Commission on January 19, 2001.
(2)	Incorporated by reference to the Registrant’s Definitive Information Statement on Schedule 14C (File No. 000-52273), filed with the Securities and Exchange Commission on November 17, 2010.
(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-52273), filed with the Securities and Exchange Commission on April 17, 2015.
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB (File No. 000-52273), filed with the Securities and Exchange Commission on April 14, 2006.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-52273) dated filed with the Securities and Exchange Commission on July 8, 2020.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-52273) dated filed with the Securities and Exchange Commission on November 20, 2020

*Filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW MOMENTUM CORPORATION

Date: April 15, 2022	By:	/s/ Leung Tin Lung David
	Name:	Leung Tin Lung David
	Title:	President (principal executive officer, principal accounting officer, and principal financial officer)

