Form 10-Q
period 2022-03-31
New Momentum Corp.
filed 2022-05-16
CIK 1132509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of March 31, 2022, there were 176,168,548 shares of common stock, $0.001 par value per share, outstanding.

NEW MOMENTUM CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2022

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

3

PART I. FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS.

NEW MOMENTUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2022	December 31, 2021
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$25,548	$15,609
Accounts receivable	834	15,773
Deposits, prepayments and other receivables	21,601	19,708

Total current assets	47,983	51,090

Non-current asset:
Right-of-use asset	18,715	25,060

TOTAL ASSETS	$66,698	$76,150

LIABILTIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$598	$15,696
Accrued liabilities and other payables	70,767	56,555
Amount due to a director	302,446	286,327
Lease liabilities	19,476	25,671

Total current liabilities	393,287	384,249

TOTAL LIABILITIES	393,287	384,249

Commitments and contingencies		-

SHAREHOLDERS’ DEFICIT
Preferred stock, Class A, $0.001 par value; 175,000,000 shares authorized; 1 share issued and outstanding as of March 31, 2022 and December 31, 2021	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 176,168,548 shares issued and outstanding as of March 31, 2022 and December 31, 2021	176,169	176,169
Additional paid in capital	4,358,612	4,358,612
Accumulated other comprehensive losses	837	(272)
Accumulated losses	(4,862,207)	(4,842,608)

Shareholders’ deficit	(326,589)	(308,099)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$66,698	$76,150

See accompanying notes to condensed consolidated financial statements.

NEW MOMENTUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three Months ended March 31,
	2022	2021

Revenue, net	$2	$338,949

Cost of revenue	-	(337,826)

Gross profit	2	1,123

Operating expenses:
General and administrative expenses	(26,330)	(18,475)
Legal and professional fee	(6,084)	(19,884)
Total operating expenses	(32,414)	(38,359)

Other (expense) income
Interest expense		(2,172)
Sundry income	12,813	-
Total other income (expense)	12,813	(2,172)

LOSS BEFORE INCOME TAXES	(19,599)	(39,408)

Income tax expense	-	-

NET LOSS	(19,599)	(39,408)

Other comprehensive income:
Foreign currency translation gain	1,109	309

COMPREHENSIVE LOSS	$(18,490)	$(39,099)

Basic and diluted weighted average shares outstanding	219,614,098	340,268,500

Basic and diluted net loss per share	$(0.00)	$(0.00)

See accompanying notes to condensed consolidated financial statements.

NEW MOMENTUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended March 31,
	2022	2021

Cash flows from operating activities:
Net loss	$(19,599)	$(39,408)
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization of convertible note discount	-	667
Depreciation of right-of-use asset	6,259	5,038
Non-cash lease expense	626	-

Change in operating assets and liabilities:
Accounts receivable	14,939	(113)
Deposits, prepayments and other receivables	(1,893)	-
Accounts payable	(15,098)	-
Accrued liabilities and other payables	14,212	(1,282)
Lease liabilities	-	632
Net cash used in operating activities	(554)	(34,466)

Cash flows from financing activities:
Advances from a director	16,119	18,891
Payment of lease liabilities	(6,732)	(6,774)

Net cash provided by financing activities	9,387	12,117

Effect on exchange rate change on cash and cash equivalents	1,106	365

Net change in cash and cash equivalents	9,939	(21,984)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,609	64,496

CASH AND CASH EQUIVALENTS, END OF PERIOD	$25,548	$42,512

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for tax	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to condensed consolidated financial statements.

NEW MOMENTUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	For the three months ended March 31, 2022 and 2021
	Common stock		Additional	Accumulated other		Total
	No. of shares	Amount	paid-in capital	comprehensive losses	Accumulated losses	shareholders’ deficit

Balance as at January 1, 2021	340,268,500	$340,269	$4,054,600	$(884)	$(4,554,845)	$(160,860)

Foreign currency translation adjustment	-	-	-	309	-	309
Net loss for the period	-	-	-	-	(39,408)	(39,408)

Balance as at March 31, 2021	320,868,500	$320,869	$4,054,600	$(575)	$(4,594,253)	$(199,959)

Balance as at January 1, 2022	176,168,548	$176,169	$4,358,612	$(272)	$(4,842,608)	$(308,099)

Foreign currency translation adjustment	-	-	-	1,109	-	1,109
Net loss for the period	-	-	-	-	(19,599)	(19,599)

Balance as at March 31, 2022	176,168,548	$176,169	$4,358,612	$837	$(4,862,207)	$(326,589)

See accompanying notes to condensed consolidated financial statements.

NEW MOMENTUM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

1. DESCRIPTION OF BUSINESS AND ORGANIZATION

New Momentum Corporation (the “Company”) was incorporated under the law of the State of Nevada on July 1, 1999. The Company through its subsidiaries, mainly operates a smartphone application to provide the online platform with “Book Now, Pay Later” flight booking service for travelers among over 500 airlines worldwide to search and secure their tickets. With a simple, user-friendly interface, the Company enables customers to arrange and book multiple-stop itineraries, and to check their bookings through official airline websites using the Gagfare booking reference number on http://presscentre.asia/gagfare.html.

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities	Particulars of registered/ paid up share capital	Effective interest held

NEMO Holding Company Limited (“NHCL”)	British Virgin Islands	Investment holding	10,000 ordinary shares at par value of US$1	100%

Gagfare Limited (“GL”)	Hong Kong	Travel agency	500,000 ordinary shares of HK$500,000	100%

Beyond Blue Limited (“BBL”)	Hong Kong	Event organizer	1 ordinary share of HK$1	100%

New Momentum Asia Pte. Ltd. (“NMAPL”)	Singapore	Investment holding	1 ordinary share of SGD 1	100%

JPOPCOIN Limited (“JL”)	Hong Kong	Administrative service	5 ordinary shares of HK$5	100%

The Company and its subsidiaries are hereinafter referred to as (the “Company”).

2. GOING CONCERN UNCERTAINTIES

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has suffered from shareholders’ deficit of $326,589 and net current liabilities of $345,304 as of March 31, 2022. In addition, with respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, the outbreak has caused substantial disruption in international economies and global trades and if repercussions of the outbreak are prolonged, could have a significant adverse impact on the Company’s business.

The continuation of the Company as a going concern through the next twelve months is dependent upon the continued financial support from its shareholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

NEW MOMENTUM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying condensed consolidated financial statements and notes.

•	Basis of presentation

These accompanying condensed consolidated financial statements have been prepared in U.S. Dollars in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the interim period ended March 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Form 10-K, as filed with the SEC on April 18, 2022.

•	Use of estimates and assumptions

In preparing these unaudited condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the periods reported. Actual results may differ from these estimates.

•	Basis of consolidation

The unaudited condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

•	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

•	Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer’s financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of March 31, 2022 and December 31, 2021, there was no allowance for doubtful accounts.

NEW MOMENTUM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the three months ended March 31, 2022 and 2021.

NEW MOMENTUM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

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

Translation of amounts from HKD into US$ has been made at the following exchange rates for the three months ended March 31, 2022 and 2021:

	March 31, 2022	March 31, 2021
Period-end HKD:US$ exchange rate	0.1277	0.1286
Period average HKD:US$ exchange rate	0.1281	0.1289
Period-end SGD:US$ exchange rate	0.7386	0.7433
Period average SGD:US$ exchange rate	0.7396	0.7507

•	Comprehensive income

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

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

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

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

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

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by paragraph 820-10-35-37 of the FASB Accounting Standards Codification are described below:

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

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40), (“ASU 2021-04”). This ASU reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. This ASU provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. It specifically addresses: (1) how an entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; (2) how an entity should measure the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; and (3) how an entity should recognize the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. This ASU became effective for all entities for fiscal years beginning after December 15, 2021. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. The adoption of ASU 2021-04 on January 1, 2022 did not have a material impact on the Company’s financial statements or disclosures.

Except as mentioned above, the Company does believes that other recently issued but not yet effective accounting standards, if currently adopted, would not have a material effect on the Company’s unaudited condensed consolidated financial statements.

4. AMOUNT DUE TO DIRECTOR

As of March 31, 2022 and December 31, 2021, the Company owed to its director in the amount of $302,446 and $286,327, respectively. The amounts are unsecured, non-interest bearing and have no fixed terms of repayment. Imputed interest on the loan has been assessed as not significant.

5. SHAREHOLDERS’ DEFICIT

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

As of March 31, 2022 and December 31, 2021, 1 share of Class A Preferred Stock was issued and outstanding.

Common Stock

Authorized shares

The Company was authorized to issue 500,000,000 shares of common stock at par value of $0.0001.

Issued and outstanding shares

As of March 31, 2022 and December 31, 2021, 176,168,548 shares of common stock were issued and outstanding.

Stock Option Plan

As of March 31, 2022 and December 31, 2021, 350,000 shares remain to be issued under the Plan.

NEW MOMENTUM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

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

As of March 31, 2022, the operations in the United States of America incurred $4,675,626 of cumulative net operating losses which can be carried forward to offset future taxable income. The Tax Reform Act also changed the rules on net operating loss carry forwards. The 20-year limitation was eliminated, giving the taxpayer the ability to carry forward losses indefinitely. However, net operating loss carry forward arising after January 1, 2020, will now be limited to 80 percent of taxable income. The Company has provided for a full valuation allowance against the deferred tax assets of $981,882 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

BVI

NHCL is considered to be an exempted British Virgin Islands Company and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States.

Singapore

NMAPL is registered in Republic of Singapore and is subject to the Singapore corporate income tax at a standard income tax rate of 17% on the assessable income arising in Singapore during its tax year. No assessable income was generated in Singapore during the three months ended March 31, 2022 and there was no provision for income tax.

As of March 31, 2022, the operation in Singapore incurred $2,585 of cumulative net operating losses which can be carried forward to offset future taxable income with no expiry. The Company has provided for a full valuation allowance against the deferred tax assets of $388 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Hong Kong

GL. BBL and JL are operating in Hong Kong and are subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the three months ended March 31, 2022 and 2021 are as follows:

	Three months ended March 31,
	2022	2021

Loss before income taxes	$(4,380)	$(17,805)
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	(723)	(2,938)
Tax adjustments	723	2,938
Income tax expense	$-	$-

NEW MOMENTUM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

As of March 31, 2022, the operation in Hong Kong incurred $212,045 of cumulative net operating losses which can be carried forward to offset future taxable income with no expiry. The Company has provided for a full valuation allowance against the deferred tax assets of $34,987 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the deferred tax assets of the Company as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Deferred tax assets:
Net operating loss carryforwards
- United States	$981,882	$978,905
- Hong Kong	34,987	34,270
- Singapore	388	231
	1,017,257	1,013,406
Less: valuation allowance	(1,017,257)	(1,013,406)
Deferred tax assets, net	$-	$-

7. RELATED PARTY TRANSACTIONS

From time to time, the directors of the Company advanced funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and had no fixed terms of repayment.

Since February 1, 2016, the Company was granted with the right of use to the website and mobile application platforms by JJ Explorer Tours Limited (“JJ Explorer”), which was also controlled by the directors of the Company. Also, the Company formed a cooperation partnership with JJ Explorer whereby JJ Explorer invested to develop and maintain the operations of the Gagfare web and mobile application platforms for a term of 5 years.  JJ Explorer would share 50% of the net earnings generated by the Company in the use of its web and mobile application platforms during the cooperation period. On January 31, 2021, JJ Explorer agreed to extend the term for an additional 5 years up January 31, 2026. However, the agreement was mutually terminated on February 28, 2022 and concurrently, the Company, through NMAPL entered into a Cooperation Agreement with JJ Explorer, whereby NMAPL was granted the right of use to the website and mobile application platform owned by JJ Explorer, for a term of 5 years. The Company would share 50% of its net earnings through the platform with JJ Explorer.

For the three months ended March 31, 2022 and 2021, as the Company had not generated any earnings, there are no service charges and payables due to JJ Explorer.

For the three months ended March 31, 2022 and 2021, the Company paid the service fee of $1,923 and $0 to certain shareholders for their service.

For the three months ended March 31, 2022 and 2021, the Company paid the salary of $1,346 and $0 to the director for his service.

Apart from the transactions and balances detailed elsewhere in these accompanying unaudited condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

NEW MOMENTUM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

8. CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the three months ended March 31, 2022 and 2021, there were no customers exceeding 10% of the Company’s revenue.

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

9. COMMITMENTS AND CONTINGENCIES

As of March 31, 2022, the Company has no material commitments or contingencies.

As of March 31, 2022, the operating lease payment of $20,130 will become matured in the next 12 months.

10. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2022, up through the date the Company presented the unaudited condensed consolidated financial statements. The Company determined that there are no further events to be disclosed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of New Momentum Corporation, a Nevada corporation (the “Company”), and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the December 31, 2021 audited financial statements and related notes included in the Company’s Form 10-K (File No. 000-52273; the “Form 10-K”), as filed with the Securities and Exchange Commission on March 26, 2020. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements.

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

PLAN OF OPERATION

We are an early stage corporation and have generated revenues of $2 and $338,949 from our business for the three months ended March 31, 2022 and for the year ended March 31, 2021, respectively. We operate an online ticketing platform named Gagfare.com, which provides a ticketing system for individuals and agencies to search, book and issue flight tickets and other services. During the 12 months following the date of filing of this Form 10-Q, we will be focused on attempting to raise $10,000,000 of funds to expand our business. We have no assurance that future financing will materialize. If that financing is not available, we may be unable to continue. However, if such public financing is not available, we could fail to satisfy our future cash requirements. We have no assurance that future financing will materialize. If that financing is not available we may be unable to continue. Management believes that if subsequent private placements are successful, we will be able to generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

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

RESULTS OF OPERATIONS

Comparison of the Three Months ended March 31, 2022 and 2021

As of March 31, 2022, we suffered from a working capital deficit of $345,304. As a result, our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders or other capital sources. Management believes that the continuing financial support from the existing shareholders and external financing will provide the additional cash to meet our obligations as they become due. Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

The following table sets forth certain operational data for the three months ended March 31, 2022 and 2020:

	Three Months Ended March 31,
	2022	2021
Revenues	$2	$338,949
Cost of revenue	-	(337,826)
Gross profit	2	1,123
General and administrative expenses	(32,414)	(38,359)
Other income (expense)	12,813	(2,172)
Loss before income taxes	(19,599)	(39,408)
Income tax expense	-	-
Net loss	(19,599)	(39,408)

Revenue. We generated revenues of $2 and $338,949 for the three months ended March 31, 2022 and 2021, due to the significant reduction of air ticket demand from the unexpected Omicron outbreak, starting from December 2021 up to March 2022, globally and in Hong Kong. The global demand for air tickets have largely decreased and we experienced many flight cancellations or rescheduling.  This situation has since recovered when the outbreak was brought under control in April 2022. We will continue to operate the business and expect the market turnaround in the upcoming holiday season.

Cost of Revenue. Cost of revenue for the three months ended March 31, 2022 and 2021, was $0 and $337,826, respectively. Cost of revenue decreased primarily as a result of the significant decrease in our business volume.

Gross Profit. We achieved a gross profit of $2 and $1,123 for the three months ended March 31, 2022 and 2021, respectively. The decrease in gross profit is primarily attributable to the significant decrease in our business volume.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $26,330 and $18,475 for the three months ended March 31, 2022 and 2021, respectively. The increase in G&A is primarily attributable to the increase in professional fees and service charges.

Income Tax Expense. Our income tax expenses for the three months ended March 31, 2022 and 2021 were $0.

Net Loss. During the three months ended March 31, 2022, we incurred a net loss of $19,599, as compared to $39,408 for the three months ended March 31, 2021.

5

Liquidity and Capital Resources

As of March 31, 2022, we had cash and cash equivalents of $25,548, accounts receivable of $834, deposits, prepayments and other receivables of $21,601.

We believe that our current cash and other sources of liquidity discussed below are adequate to support general operations for at least the next 12 months.

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(554)	$(34,466)
Net cash provided by financing activities	$9,387	$12,117

Net Cash Used In Operating Activities.

For the three months ended March 31, 2022, net cash used in operating activities was $544, which consisted primarily of a net loss of $19,599, offset by a depreciation of right-of-use asset of $6,259, non-cash expenses related to lease liabilities of $626, a decrease in accounts receivables of $14,939 an increase in deposits, prepayments and other receivables of $1,893, decrease in accounts payable of $15,098 and an increase in accrued liabilities and other payables of $14,212.

For the three months ended March 31, 2021, net cash used in operating activities was $34,466, which consisted primarily of a net loss of $39,408, offset by an amortization of convertible note discount of $667, depreciation of right-of-use asset of $5,038, an increase in accounts receivables of $113, a decrease in accrued liabilities and other payable of $1,282 and an increase of lease liabilities of $632.

We expect to continue to rely on cash generated through financing from our existing shareholders and private placements of our securities, however, to finance our operations and future acquisitions.

Net Cash Provided By Investing Activities.

For the three months ended March 31, 2022 and 2021, there are no net cash provided by investing activities.

Net Cash Provided By Financing Activities.

For the three months ended March 31, 2022, net cash provided by financing activities was $9,387 consisting primarily of $6,732 payment of lease liabilities, offset by $16,119 advances from a director.

For the three months ended March 31, 2021, net cash provided by financing activities was $12,117 consisting primarily of $6,774 payment of lease liabilities, offset by $18,891 advances from a director.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements for the three months ended March 31, 2022.

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

Based on that evaluation, our President and chief financial officer concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

(a) The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Number	Description

2.1

Share Exchange Agreement, dated July 6, 2020, by and among the New Momentum Corporation, Nemo Holding Corp., a British Virgin Islands corporation (“Nemo Holding”), and the holders of common shares of Nemo Holding (5)

3.1.1	Articles of Incorporation, dated July 1, 1999 (1)
3.1.2	Amended and Restated Articles of Incorporation, dated December 9, 2010 (2)
3.1.3	Certificate of Correction, dated April 1, 2011 (7)
3.1.4	Certificate of Amendment to Articles of Incorporation, dated June 18, 2020 (5)
3.1.5	Certificate of Designation for Series A Preferred Stock, dated March 11, 2021 (6)
3.2	Bylaws (3)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).*+
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*+
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*+
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*+
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.*+
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*+
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

_______________

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 (File No. 333-54002), filed with the Securities and Exchange Commission on January 19, 2001.
(2)	Incorporated by reference to the Registrant’s Definitive Information Statement on Schedule 14C (File No. 000-52273), filed with the Securities and Exchange Commission on November 17, 2010.
(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-52273), filed with the Securities and Exchange Commission on April 17, 2015.
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB (File No. 000-52273), filed with the Securities and Exchange Commission on April 14, 2006.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-52273) dated filed with the Securities and Exchange Commission on July 8, 2020.
(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-52273) dated filed with the Securities and Exchange Commission on March 26, 2021.
(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-52273) dated filed with the Securities and Exchange Commission on April 18, 2022.

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

NEW MOMENTUM CORPORATION

Date: May 16, 2022	By:	/s/ Leung Tin Lung David
	Name:	Leung Tin Lung David
	Title:	President and Chief Executive Officer (principal executive officer, principal accounting officer and principal financial officer)

