Form 10-Q
period 2022-06-30
New Momentum Corp.
filed 2022-08-15
CIK 1132509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 10, 2022, there were 176,168,548 shares of common stock, $0.001 par value per share, outstanding.

NEW MOMENTUM CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2022

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

3

PART I. FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS.

NEW MOMENTUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2022	December 31, 2021
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$70,507	$15,609
Accounts receivable	835	15,773
Deposits, prepayments and other receivables	33,804	19,708

Total current assets	105,146	51,090

Non-current asset:
Right-of-use asset	12,451	25,060

TOTAL ASSETS	$117,597	$76,150

LIABILTIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$34,151	$15,696
Accrued liabilities and other payables	65,897	56,555
Amount due to a director	295,060	286,327
Convertible promissory note	65,452	-
Lease liabilities	12,755	25,671

Total current liabilities	473,315	384,249

TOTAL LIABILITIES	473,315	384,249

Commitments and contingencies	-	-

SHAREHOLDERS’ DEFICIT
Preferred stock, Class A, $0.001 par value; 175,000,000 shares authorized; 1 share issued and outstanding as at June 30, 2022 and December 31, 2021	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 176,168,548 shares issued and outstanding as at June 30, 2022 and December 31, 2021	176,169	176,169
Additional paid in capital	4,358,612	4,358,612
Accumulated other comprehensive income (losses)	832	(272)
Accumulated losses	(4,891,331)	(4,842,608)

Shareholders’ deficit	(355,718)	(308,099)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$117,597	$76,150

See accompanying notes to condensed consolidated financial statements.

NEW MOMENTUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2022	2021	2022	2021

Revenue, net	$299,068	$328,825	$299,070	$667,774

Cost of revenue	(297,891)	(327,607)	(297,891)	(665,433)

Gross profit	1,177	1,218	1,179	2,341

Operating expenses:
General and administrative expenses	(25,025)	(62,023)	(51,355)	(80,498)
Legal and professional fee	(5,406)	(33,419)	(11,490)	(53,303)
Total operating expenses	(30,431)	(95,442)	(62,845)	(133,801)

Other income (expense):
Interest expense	(1,115)	(2,170)	(1,115)	(4,342)
Interest income	1	-	1
Sundry income	1,244	-	14,057	-
Total other income (expense)	130	(2,170)	12,943	(4,342)

LOSS BEFORE INCOME TAXES	(29,124)	(96,394)	(48,723)	(135,802)

Income tax expense	-	-	-	-

NET LOSS	(29,124)	(96,394)	(48,723)	(135,802)

Other comprehensive income:
Foreign currency translation (loss) gain	(5)	1,010	1,104	1,319

COMPREHENSIVE LOSS	(29,129)	(95,384)	$(47,619)	$(134,483)

Weighted average shares outstanding – Basic and diluted	219,614,098	340,268,500	219,614,098	340,268,500

Net loss per share - Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See accompanying notes to condensed consolidated financial statements.

NEW MOMENTUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Six months ended June 30,
	2022	2021

Cash flows from operating activities:
Net loss	$(48,723)	$(135,802)
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	452	1,333
Depreciation of right-of-use asset	-	10,071
Stock-based compensation expense	-	41,715
Non-cash financing cost	663	-
Non-cash lease expense	(304)	1,259

Change in operating assets and liabilities:
Accounts receivable	14,938	(234)
Deposits, prepayments and other receivables	(14,096)	-
Accounts payable	18,455	-
Accrued liabilities and other payables	8,679	2,231
Lease liabilities	-	2,000

Net cash used in operating activities	(19,936)	(77,427)

Cash flows from financing activities:
Advances from a director	8,733	45,247
Proceed from issuance of convertible note	65,000	-
Payment of lease liabilities	-	(15,540)

Net cash provided by financing activities	73,733	29,707

Effect on exchange rate change on cash and cash equivalents	1,101	1,351

Net change in cash and cash equivalents	54,898	(46,369)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,609	64,496

CASH AND CASH EQUIVALENTS, END OF PERIOD	$70,507	$18,127

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for tax	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to condensed consolidated financial statements.

NEW MOMENTUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	For the Three and Six months ended June 30, 2022 and 2021
	Series A Preferred Stock		Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total shareholders’
	No. of shares	Amount	No. of shares	Amount	capital	(loss) income	losses	deficit

Balance as at January 1, 2021 (audited)	-	$-	340,268,500	$340,269	$4,054,600	$(884)	$(4,554,845)	$(160,860)

Foreign currency translation adjustment	-	-	-	-	-	309	-	309
Net loss for the period	-	-	-	-	-	-	(39,408)	(39,408)

Balance as at March 31, 2021	-	-	340,268,500	340,269	4,054,600	(575)	(4,594,253)	(199,959)

Issue of preferred stock and cancellation of common stock held by a director	1	-	(169,000,000)	(169,000)	169,000	-	-	-
Shares issued for services	-		150,000	150	41,565	-	-	41,715
Foreign currency translation adjustment	-	-	-	-	-	1,010	-	1,010
Net loss for the period	-	-	-	-	-	-	(96,394)	(96,394)

Balance as at June 30, 2021	1	$-	171,418,500	$171,419	$4,265,165	$435	$(4,690,647)	$(253,628)

Balance as at January 1, 2022 (audited)	-	$-	176,168,548	$176,169	$4,358,612	$(272)	$(4,842,608)	$(308,099)

Foreign currency translation adjustment	-	-	-	-	-	1,109	-	1,109
Net loss for the period	-	-	-	-	-	-	(19,599)	(19,599)

Balance as at March 31, 2022	-	-	176,168,548	176,169	4,358,612	837	(4,862,207)	(326,589)

Foreign currency translation adjustment	-	-	-	-	-	(5)	-	(5)
Net loss for the period	-	-	-	-	-	-	(29,124)	(29,124)

Balance as at June 30, 2022	1	$-	176,168,548	176,169	4,358,612	$832	$(4,891,331)	$(355,718)

See accompanying notes to condensed consolidated financial statements.

NEW MOMENTUM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

1. DESCRIPTION OF BUSINESS AND ORGANIZATION

New Momentum Corporation (the “Company”) was incorporated under the laws of the State of Nevada on July 1, 1999. The Company through its subsidiaries, mainly operates a smartphone application to provide an online platform with “Book Now, Pay Later” flight booking service for travelers among over 500 airlines worldwide to search and secure their tickets. With a simple, user-friendly interface, the Company enables customers to arrange and book multiple-stop itineraries, and to check their bookings through official airline websites using the Gagfare booking reference number on http://presscentre.asia/gagfare.html. The Company will also become the driving force behind a bold new hospitality concept that takes nature lovers and intrepid travelers to exciting new and established destinations. The curated collection of boutique properties, each with a focus on diving, sustainability, conservation, and cultural authenticity, offers a thoroughly contemporary travel experience that is intrinsically linked to the destination, its heritage and its culture.

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities	Particulars of registered/ paid up share capital	Effective interest held

NEMO Holding Company Limited(“NHCL”)	British Virgin Islands	Investment holding	10,000 ordinary shares at par value of US$1	100%

Gagfare Limited (“GL”)	Hong Kong	Travel agency	500,000 ordinary shares for HK$500,000	100%

Beyond Blue Limited (“BBL”)	Hong Kong	Event organizer	1 ordinary share for HK$1	100%

New Momentum Asia Pte. Ltd. (“NMAPL”)	Singapore	Investment holding	1 ordinary share of SGD 1	100%

JPOPCOIN Limited (“JL”)	Hong Kong	Administrative service	5 ordinary shares for HK$5	100%

The Company and its subsidiaries are hereinafter referred to as (the “Company”).

2. GOING CONCERN UNCERTAINTIES

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has suffered shareholders’ deficit and working capital deficit of $355,718 and $368,169 as of June 30, 2022.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

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

These accompanying condensed consolidated financial statements have been prepared in U.S. Dollars in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the interim period ended June 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Form 10-K, as filed with the SEC on April 18, 2022.

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

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer's financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of June 30, 2022 and December 31, 2021, there were no allowance for doubtful accounts.

NEW MOMENTUM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

•	Uncertain tax positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the six months ended June 30, 2022 and 2021.

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

Translation of amounts from HKD into US$ has been made at the following exchange rates for the six months ended June 30, 2022 and 2021:

	June 30, 2022	June 30, 2021
Period-end HKD:US$ exchange rate	0.12745	0.12878
Period average HKD:US$ exchange rate	0.12779	0.12885
Period-end SGD:US$ exchange rate	0.73864	0.74372
Period average SGD:US$ exchange rate	0.73958	0.75060

•	Comprehensive income

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

The Company adopted Topic 842, Leases (“ASC 842 whereby at the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present. Leases with a term greater than one year are recognized on the balance sheet as right-of-use (“ROU”) assets, lease liabilities and long-term lease liabilities. The Company has elected not to recognize on the balance sheet leases with terms of one year or less. Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected remaining lease term. However, certain adjustments to the right-of-use asset may be required for items such as prepaid or accrued lease payments. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rates, which are the rates incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

NEW MOMENTUM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

•	Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standard Board (“FASB”) or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company has assessed and concluded that the impact of recently issued standards that became effective for the current financial period did not have a material impact on its financial position or results of operations upon adoption.

The Company believes that recently issued but not yet effective accounting standards, when adopted, will not have a material impact on its financial position or results of operations of the Company.

4. AMOUNT DUE TO DIRECTOR

As of June 30, 2022 and December 31, 2021, the Company owed to its director an amount of $295,060 and $286,327, respectively. The amount is unsecured, non-interest bearing and repayable on demand. Imputed interest on the loan is considered not significant.

5. CONVERTIBLE PROMISSORY NOTE

On May 18, 2022, the Company and 1800 Diagonal Lending LLC, (“1800”) entered into a Securities Purchase Agreement, whereby the Company issued a promissory note to 1800 (the “1800 Note”) in the original principal amount of $68,750. The 1800 Note contains an original issue discount of $3,750 which will be reflected as a debt discount and amortized over the nine months Note term. The 1800 Note is convertible into shares of the common stock of the Company at a price equal to 35% of the lowest trading price of the Company’s common stock for the twenty (20) consecutive trading days immediately preceding to the conversion date. The 1800 Note bears interest at 8% per annum and is due on May 18, 2023.

For the six months ended June 30, 2022, none of convertible promissory notes were converted to the Company’s common stock, consistent with the terms of the notes whereby conversion is only permissible after 180 days from the issue date and number of the shares held by the holder and its affiliates when converted, shall  not to exceed 4.99% of issued and outstanding common stock of the Company.

For the three and six months ended June 30, 2022 and 2021, the amortization of debt discount was $452 and $1,333, respectively.

As of June 30, 2022 and December 31, 2021, accrued interest amounted to $663 and $0, respectively.

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

As of June 30, 2022 and December 31, 2021, 1 share of Class A Preferred Stock was issued and outstanding.

Common Stock

Authorized shares

The Company was authorized to issue 500,000,000 shares of common stock at par value of $0.0001.

NEW MOMENTUM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Issued and outstanding shares

As of June 30, 2022 and December 31, 2021, 176,168,548 shares of common stock were issued and outstanding.

Stock Option Plan

As of June 30, 2022 and December 31, 2021, 350,000 shares remained to be issued under the Plan.

7. INCOME TAX

The Company mainly operates in Hong Kong and is subject to taxes in the governing jurisdictions in which it operates. The effective tax rate in the period presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rate, as follows:

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

As of June 30, 2022, the operations in the United States of America incurred $4,685,958 of cumulative net operating losses which can be carried forward to offset future taxable income. The Tax Reform Act also changed the rules on net operating loss carry forwards. The 20-year limitation was eliminated, giving the taxpayer the ability to carry forward losses indefinitely. However, net operating loss carry forward arising after January 1, 2020, will now be limited to 80 percent of taxable income. The Company has provided for a full valuation allowance against the deferred tax assets of $984,051 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

BVI

NHCL is considered to be an exempted British Virgin Islands Company and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States.

Singapore

NMAPL is registered in Republic of Singapore and is subject to the Singapore corporate income tax at a standard income tax rate of 17% on the assessable income arising in Singapore during its tax year. No assessable income was generated in Singapore during the six months ended June 30, 2022 and there was no provision for income tax.

As of June 30, 2022, the operation in Singapore incurred $2,481 of cumulative net operating losses which can be carried forward to offset future taxable income with no expiry. The Company has provided for a full valuation allowance against the deferred tax assets of $422 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Hong Kong

GL, BBL and JL are operating in Hong Kong and are subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the six months ended June 30, 2022 and 2021 are as follows:

NEW MOMENTUM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Six months ended June 30,
	2022	2021

Loss before income taxes	$(20,827)	$(38,224)
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	(3,436)	(6,307)
Net operating loss	3,436	6,307
Income tax expense	$-	$-

As of June 30, 2022, the operation in Hong Kong incurred $228,524 of cumulative net operating losses which can be carried forward to offset future taxable income with no expiry. The Company has provided for a full valuation allowance against the deferred tax assets of $37,706 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the deferred tax assets of the Company as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Deferred tax assets:
Net operating loss carryforwards
- United States	$984,051	$978,905
- Hong Kong	37,706	34,270
- Singapore	422	231
	1,022,179	1,013,406
Less: valuation allowance	(1,022,179)	(1,013,406)
Deferred tax assets, net	$-	$-

8. RELATED PARTY TRANSACTIONS

From time to time, the directors of the Company advanced funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and repayment on demand.

During the six months ended June 30, 2021, the Company has been provided free office space by its shareholder. The management determined that such cost is nominal and did not recognize the rent expense in its condensed consolidated financial statements.

Since February 1, 2016, the Company was granted with the right of use to the website and mobile application platforms by JJ Explorer Tours Limited (“JJ Explorer”), which was also controlled by the director, Leung Tin Lung David of the Company. Also, the Company formed a cooperation partnership with JJ Explorer whereby JJ Explorer invested to develop and maintain the operations of the Gagfare web and mobile application platforms for a term of 5 years. JJ Explorer would share 50% of the net earnings generated by the Company from the use of its web and mobile application platforms during the cooperation period. On January 31, 2021, JJ Explorer agreed to extend the term for an additional 5 years up January 31, 2026. However, the agreement was mutually terminated on February 28, 2022 and concurrently, the Company, through NMAPL entered into a Cooperation Agreement with JJ Explorer, whereby NMAPL was granted the right of use to the website and mobile application platform owned by JJ Explorer, for a term of 5 years. The Company would share 50% of its net earnings through the platform with JJ Explorer.

NEW MOMENTUM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

For the three and six months ended June 30, 2022 and 2021, as the Company had not generated any earnings from the use of the web and mobile application platforms, and accordingly, there are no service charges and payables due to JJ Explorer.

For the three months ended June 30, 2022 and 2021, the Company paid the allowance of $2,683 and $0 to certain shareholders for their service.

For the six months ended June 30, 2022 and 2021, the Company paid the allowance of $4,600 and $0 to certain shareholders for their service.

For the three months ended June 30, 2022 and 2021, the Company paid the allowance of $1,342 and $0 to the director for his service.

For the six months ended June 30, 2022 and 2021, the Company paid the allowance of $2,684 and $0 to the director for his service.

Apart from the transactions and balances detailed elsewhere in these accompanying condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

9. CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the three months ended June 30, 2022 and 2021, there was a single customer who accounted for 99% of the Company’s revenue totaling $299,066 and $667,521, respectively.

For the six months ended June 30, 2022 and 2021, there was a single customer who accounted for 99% of the Company’s revenue totaling $299,066 and $338,826, respectively.

(a) Major vendors

For the three months ended June 30, 2022 and 2021, there was a single vendor who accounted for 100% of the Company’s cost of revenue totaling $297,891 and $337,129, respectively.

For the six months ended June 30, 2022 and 2021, there was a single vendor who accounted for 100% of the Company’s cost of revenue totaling $297,891 and $664,708, respectively.

(b) Economic and political risk

The Company’s major operations are conducted in Hong Kong. Accordingly, the political, economic, and legal environments in Hong Kong, as well as the general state of Hong Kong’s economy may influence the Company’s business, financial condition, and results of operations.

Further, with the current global economic outlook and increasing commodity prices, the consumers purchasing power will be impacted.  This in turn may influence the Company’s business, financial condition, and results of operations.

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

10. COMMITMENTS AND CONTINGENCIES

As of June 30, 2022, the Company has no material commitments or contingencies.

As of June 30, 2022, the operating lease payment of $13,392 will mature in the next 12 months.

11. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2022, up through the date the Company presented the unaudited condensed consolidated financial statements. The Company determined that there are no further events to be disclosed.

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

Our activities have been financed from related-party loans and the proceeds of share subscriptions. During October 2015, the Company raised a total of $300,500 in cash from offerings of our common stock.  Further, advances have been received from the Directors throughout the years as required, and in May 2022, proceeds of $65,000 were received from the issuance of convertible promissory notes.

The Company plans to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

PLAN OF OPERATION

We are an early stage corporation and have generated revenues of $299,070 and $667,774 from our business for the six months ended June 30, 2022 and 2021, respectively. We operate an online ticketing platform named Gagfare.com, which provides a ticketing system for individuals and agencies to search, book and issue flight tickets and other services. During the 12 months following the date of filing of this Form 10-Q, we will be focused on attempting to raise $10,000,000 of funds to expand our business. We have no assurance that future financing will materialize. If that financing is not available, we may be unable to continue. However, if such public financing is not available, we could fail to satisfy our future cash requirements. We have no assurance that future financing will materialize. If that financing is not available we may be unable to continue. Management believes that if subsequent private placements are successful, we will be able to generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

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

RESULTS OF OPERATIONS

Comparison of the Three Months ended June 30, 2022 and 2021

The following table sets forth certain operational data for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021
Revenues	$299,068	$328,825
Cost of revenue	(297,891)	(327,607)
Gross profit	1,177	1,218
General and administrative expenses	(30,431)	(95,442)
Other income (expense)	130	(2,170)
Loss before income taxes	(29,124)	(96,394)
Income tax expense	-	-
Net loss	(29,124)	(96,394)

Revenue. We generated revenues of $299,068 and $328,825 for the three months ended June 30, 2022 and 2021, with the reduction being due to the significant reduction of air ticket demand from the unexpected Omicron outbreak, starting from December 2021 up to March 2022, globally and in Hong Kong. The global demand for air tickets have largely decreased and we experienced many flight cancellations or rescheduling. This situation has since recovered when the outbreak was brought under control in April 2022. We will continue to operate the business and expect the market turnaround in the upcoming holiday season.

Cost of Revenue. Cost of revenue for the three months ended June 30, 2022 and 2021, was $297,891 and $327,607, respectively. Cost of revenue decreased primarily as a result of the decrease in our business volume.

Gross Profit. We achieved a gross profit of $1,177 and $1,218 for the three months ended June 30, 2022 and 2021, respectively. The decrease in gross profit is primarily attributable to the decrease in our business volume.  Gross margins have remained fairly consistent for the periods mentioned.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $30,431 and $95,442 for the three months ended June 30, 2022 and 2021, respectively. The decrease in G&A is primarily attributable to no stock base compensation was issued and decrease in professional fee during the three months ended June 30, 2022.

Income Tax Expense. Our income tax expenses for the three months ended June 30, 2022 and 2021 were $0.

Net Loss. During the three months ended June 30, 2022, we incurred a net loss of $29,124, as compared to $96,394 for the three months ended June 30, 2021.

Comparison of the Six Months ended June 30, 2022 and 2021

The following table sets forth certain operational data for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
Revenues	$299,070	$667,774
Cost of revenue	(297,891)	(665,433)
Gross profit	1,179	2,341
General and administrative expenses	(62,845)	(133,801)
Other income (expense)	12,943	(4,342)
Loss before income taxes	(48,723)	(135,802)
Income tax expense	-	-
Net loss	(48,723)	(135,802)

Revenue. We generated revenues of $299,070 and $667,774 for the six months ended June 30, 2022 and 2021, with the reduction being due to the significant reduction of air ticket demand from the unexpected Omicron outbreak, starting from December 2021 up to March 2022, globally and in Hong Kong. No revenue was generated from January to March in 2022. The global demand for air tickets have largely decreased and we experienced many flight cancellations or rescheduling. This situation has since recovered when the outbreak was brought under control in April 2022. We will continue to operate the business and expect the market turnaround in the upcoming holiday season.

Cost of Revenue. Cost of revenue for the six months ended June 30, 2022 and 2021, was $297,891 and $665,433, respectively. Cost of revenue decreased primarily as a result of the decrease in our business volume.

Gross Profit. We achieved a gross profit of $1,179 and $2,341 for the six months ended June 30, 2022 and 2021, respectively. The decrease in gross profit is primarily attributable to the decrease in our business volume. Gross margins have remained fairly consistent for the periods mentioned.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $62,845 and $133,801 for the six months ended June 30, 2022 and 2021, respectively. The decrease in G&A is primarily attributable to decrease in salaries, professional fee and no stock base compensation was issued during the six months ended June 30,2022.

Income Tax Expense. Our income tax expenses for the six months ended June 30, 2022 and 2021 were $0.

Net Loss. During the six months ended June 30, 2022, we incurred a net loss of $48,723, as compared to $135,802 for the six months ended June 30, 2021.

Liquidity and Capital Resources

As of June 30, 2022, we had cash and cash equivalents of $70,507, accounts receivable of $835, deposits, prepayments and other receivables of $33,804.

The continuation of the Company as a going concern through the next twelve months is dependent upon the continued financial support from its shareholders. The Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(19,936)	$(77,427)
Net cash provided by financing activities	$73,733	$29,707

Net Cash Used In Operating Activities.

For the six months ended June 30, 2022, net cash used in operating activities was $19,936, which consisted primarily of a net loss of $48,723, offset by amortization of convertible note discount of $452, non-cash income related to lease liabilities of $304, non-cash financing cost of $663, a decrease in accounts receivables of $14,938, an increase in accounts payable of $18,455, an increase in accrued liabilities and other payables of $8,679 and an increase in deposits, prepayments and other receivables of $14,096.

For the six months ended June 30, 2021, net cash used in operating activities was $77,427, which consisted primarily of a net loss of $135,802, offset by a depreciation of right-of-use asset of $10,071, amortization of convertible note discount of $1,333, non-cash expenses related to lease liabilities of $1,259, stock-based compensation of $41,715, an increase in accounts receivables of $234, an increase in lease liabilities of $2,000 and an increase in accrued liabilities and other payables of $2,231.

We expect to continue to rely on cash generated through financing from our existing shareholders and private placements of our securities, however, to finance our operations and future acquisitions.

Net Cash Provided By Investing Activities.

For the six months ended June 30, 2022 and 2021, there are no net cash provided by investing activities.

Net Cash Provided By Financing Activities.

For the six months ended June 30, 2022, net cash provided by financing activities was $73,733 consisting primarily of $8,733 advances from a director and $65,000 proceeds from issuance of convertible note.

For the six months ended June 30, 2021, net cash provided by financing activities was $29,707 consisting primarily of $15,540 payment of lease liabilities, offset by $45,247 advances from a director.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2022.

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

Based on that evaluation, our President and chief financial officer concluded that, as of June 30, 2022, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

3.1.1	Articles of Incorporation, dated July 1, 1999
3.1.2	Amended and Restated Articles of Incorporation, dated December 9, 2010
3.1.3	Certificate of Correction, dated April 1, 2011
3.1.4	Certificate of Amendment to Articles of Incorporation, dated June 18, 2020
3.1.5	Certificate of Designation for Series A Preferred Stock, dated March 11, 2021
3.2	Bylaws
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

*Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW MOMENTUM CORPORATION

Date: August 15, 2022	By:	/s/ Leung Tin Lung David
	Name:	Leung Tin Lung David
	Title:	President and Chief Executive Officer (principal executive officer, principal accounting officer and principal financial officer)

