Form 10-Q
period 2022-09-30
New Momentum Corp.
filed 2022-11-16
CIK 1132509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 18, 2022, there were 176,168,548 shares of common stock, $0.001 par value per share, outstanding.

NEW MOMENTUM CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2022

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

3

PART I. FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS.

NEW MOMENTUM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2022	December 31, 2021
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$126,039	$15,609
Accounts receivable	6,447	15,773
Deposits, prepayments and other receivables	30,241	19,708

Total current assets	162,727	51,090

Non-current asset:
Right-of-use asset	6,223	25,060

TOTAL ASSETS	$168,950	$76,150

LIABILTIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$49,099	$15,696
Accrued liabilities and other payables	76,502	56,555
Contract liabilities	3,224	-
Amount due to a director	287,397	286,327
Convertible promissory note	167,377	-
Lease liabilities	6,375	25,671

Total current liabilities	589,974	384,249

TOTAL LIABILITIES	589,974	384,249

Commitments and contingencies	-	-

SHAREHOLDERS’ DEFICIT
Preferred stock, Class A, $0.001 par value; 175,000,000 shares authorized; 1 share issued and outstanding as at September 30, 2022 and December 31, 2021	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized; 176,168,548 shares issued and outstanding as at September 30, 2022 and December 31, 2021	176,169	176,169
Additional paid in capital	4,358,612	4,358,612
Accumulated other comprehensive income (losses)	976	(272)
Accumulated losses	(4,956,781)	(4,842,608)

Shareholders’ deficit	(421,024)	(308,099)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$168,950	$76,150

See accompanying notes to unaudited condensed consolidated financial statements.

NEW MOMENTUM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three Months ended September 30,		Nine Months ended September 30,
	2022	2021	2022	2021

Revenue, net	$331,392	$300,497	$630,462	$968,271

Cost of revenue	(330,121)	(299,107)	(628,012)	(964,540)

Gross profit	1,271	1,390	2,450	3,731

Operating expenses:
General and administrative expenses	(52,695)	(23,784)	(104,050)	(104,282)
Legal and professional fee	(9,706)	(2,511)	(21,196)	(55,814)
Total operating expenses	(62,401)	(26,295)	(125,246)	(160,096)

Other (expense) income:
Interest expense	(4,307)	(1,143)	(5,422)	(5,485)
Interest income	1	-	2	-
Other expense	(14)	-	-	-
Sundry income	-	-	14,043	-
Total other (expense) income	(4,320)	(1,143)	8,623	(5,485)

LOSS BEFORE INCOME TAXES	(65,450)	(26,048)	(114,173)	(161,850)

Income tax expense	-	-	-	-

NET LOSS	(65,450)	(26,048)	(114,173)	(161,850)

Other comprehensive income:
Foreign currency translation gain	144	6,925	1,248	8,244

COMPREHENSIVE LOSS	$(65,306)	$(19,123)	$(112,925)	$(153,606)

Weighted average shares outstanding – Basic and diluted	219,614,098	171,576,326	219,614,098	234,555,203

Net loss per share – Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See accompanying notes to unaudited condensed consolidated financial statements.

NEW MOMENTUM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

	Nine months ended September 30,
	2022	2021

Cash flows from operating activities:
Net loss	$(114,173)	$(161,850)
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	2,377	1,556
Depreciation of right-of-use asset	18,709	18,869
Stock-based compensation expense	-	41,715
Non-cash financing cost	3,045	-
Non-cash lease expense	958	1,887

Changes in operating assets and liabilities:
Accounts receivable	9,326	(379)
Deposits, prepayments and other receivables	(10,533)	218
Accounts payable	33,403	-
Contract liabilities	3,224
Accrued liabilities and other payables	16,902	5,061

Net cash used in operating activities	(36,762)	(92,923)

Cash flows from financing activities:
Advances from a director	1,070	77,058
Proceeds from issuance of convertible note	165,000	-
Payment of lease liabilities	(20,254)	(20,297)

Net cash provided by financing activities	145,816	56,761

Effect on exchange rate change on cash and cash equivalents	1,376	8,244

Net change in cash and cash equivalents	110,430	(27,918)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,609	64,496

CASH AND CASH EQUIVALENTS, END OF PERIOD	$126,039	$36,578

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for tax	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

NEW MOMENTUM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the Three and Nine months ended September 30, 2022 and 2021
	Series A Preferred Stock		Common stock		Additional paid-in	Accumulated other comprehensive (loss)	Accumulated	Total shareholders’
	Amount	No. of shares	Amount	No. of shares	capital	income	losses	deficit

Balance as at January 1, 2021 (audited)	-	$-	340,268,500	$340,269	$4,054,600	$(884)	$(4,554,845)	$(160,860)

Foreign currency translation adjustment	-	-	-	-	-	309	-	309
Net loss for the period	-	-	-	-	-	-	(39,408)	(39,408)

Balance as at March 31, 2021	-	-	340,268,500	340,269	4,054,600	(575)	(4,594,253)	(199,959)

Issue of preferred stock and cancellation of common stock held by a director	1	-	(169,000,000)	(169,000)	169,000	-	-	-
Shares issued for services	-		150,000	150	41,565	-	-	41,715
Foreign currency translation adjustment	-	-	-	-	-	1,010	-	1,010
Net loss for the period	-	-	-	-	-	-	(96,394)	(96,394)

Balance as at June 30, 2021	1	-	171,418,500	171,419	4,265,165	435	(4,690,647)	(253,628)

Shares issued for conversion of promissory notes	-	-	495,000	495	13,341	-	-	13,836
Foreign currency translation adjustment	-	-	-	-	-	6,925	-	6,925
Net loss for the period	-	-	-	-	-	-	(26,048)	(26,048)

Balance as at September 30, 2021	1	$-	171,913,500	$171,914	$4,278,506	$7,360	$(4,716,695)	$(258,915)

Balance as at January 1, 2022 (audited)	1	$-	176,168,548	$176,169	$4,358,612	$(272)	$(4,842,608)	$(308,099)

Foreign currency translation adjustment	-	-	-	-	-	1,109	-	1,109
Net loss for the period	-	-	-	-	-	-	(19,599)	(19,599)

Balance as at March 31, 2022	1	-	176,168,548	176,169	4,358,612	837	(4,862,207)	(326,589)

Foreign currency translation adjustment	-	-	-	-	-	(5)	-	(5)
Net loss for the period	-	-	-	-	-	-	(29,124)	(29,124)

Balance as at June 30, 2022	1	-	176,168,548	176,169	4,358,612	832	(4,891,331)	(355,718)

Foreign currency translation adjustment	-	-	-	-	-	144	-	144
Net loss for the period	-	-	-	-	-	-	(65,450)	(65,450)

Balance as at September 30, 2022	1	$-	176,168,548	$176,169	$4,358,612	$976	$(4,956,781)	$(421,024)

See accompanying notes to unaudited condensed consolidated financial statements.

NEW MOMENTUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

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

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities	Particulars of registered/ paid up share capital	Effective interest held

NEMO Holding Company Limited (“NHCL”)	British Virgin Islands	Investment holding	10,000 ordinary shares at par value of US$1	100%

Gagfare Limited (“GL”)	Hong Kong	Travel agency	500,000 ordinary shares for HK$500,000	100%

Beyond Blue Limited (“BBL”)	Hong Kong	Event organizer	1 ordinary share for HK$1	100%

New Momentum Asia Pte. Ltd (“NMAPL”)	Singapore	Investment holding	1 ordinary share of SGD 1	100%

JPOPCOIN Limited (“JL”)	Hong Kong	Administrative service	5 ordinary shares for HK$5	100%

The Company and its subsidiaries are hereinafter referred to as (the “Company”).

2.  GOING CONCERN UNCERTAINTIES

The accompanying unaudited condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has suffered from shareholders’ deficit and net current liabilities of $421,024 and $427,247 as of September 30, 2022. The continuation of the Company as a going concern through the next twelve months is dependent upon the continued financial support from its shareholders. The Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

NEW MOMENTUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

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

These accompanying unaudited condensed consolidated financial statements have been prepared in U.S. Dollars in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the period ended September 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Form 10-K, as filed with the SEC on April 18, 2022.

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

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer's financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of September 30, 2022 and December 31, 2021, there was no allowance for doubtful accounts.

NEW MOMENTUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the nine months ended September 30, 2022 and 2021.

•	Foreign currencies translation

NEW MOMENTUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the unaudited condensed consolidated statement of operations.

The reporting currency of the Company is United States Dollar ("US$") and the accompanying unaudited condensed consolidated financial statements have been expressed in US$. In addition, the Company is operating in Hong Kong and maintain its books and record in its local currency, Hong Kong Dollars (“HKD”), which is a functional currency as being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiary whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statements of changes in stockholder’s equity.

Translation of amounts from HKD into US$ has been made at the following exchange rates for the nine months ended September 30, 2022 and 2021:

	September 30, 2022	September 30, 2021
Period-end HKD:US$ exchange rate	0.12739	0.12843
Period average HKD:US$ exchange rate	0.12766	0.12876
Period-end SGD:US$ exchange rate	0.69731	0.73550
Period average SGD:US$ exchange rate	0.72704	0.74687

•	Comprehensive income

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying unaudited condensed consolidated statements of changes in stockholders’ equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

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

NEW MOMENTUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

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

NEW MOMENTUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s unaudited condensed consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

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

Except as mentioned above, the Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

NEW MOMENTUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

4.  AMOUNT DUE TO DIRECTOR

As of September 30, 2022 and December 31, 2021, the Company owed to its director in the amount of $287,397 and $286,327, respectively. The amount is unsecured, non-interest bearing and repayable on demand.

5.  CONVERTIBLE PROMISSORY NOTES

On May 18, 2022, the Company and 1800 Diagonal Lending LLC, (“1800”) entered into a Securities Purchase Agreement, whereby the Company issued a promissory note to 1800 (the “1800 Note”) in the original principal amount of $68,750. The 1800 Note contains an original issue discount of $3,750 which will be reflected as a debt discount and amortized over the nine months Note term. The 1800 Note is convertible into shares of common stock of the Company at a price equal to 35% of the lowest trading price of the Company’s common stock for the twenty (20) consecutive trading days immediately preceding to the conversion date. The 1800 Note bears interest at 8% per annum and is due on May 18, 2023.

On August 4, 2022, the Company and 1800 Diagonal Lending LLC, (“1800”) entered into a Securities Purchase Agreement, whereby the Company issued a promissory note to 1800 (the “1800 Note”) in the original principal amount of $54,250. The 1800 Note contains an original issue discount of $4,250 which will be reflected as a debt discount and amortized over the twelve months Note term. The 1800 Note is convertible into shares of common stock of the Company at a price equal to 35% of the lowest trading price of the Company’s common stock for the twenty (20) consecutive trading days immediately preceding to the conversion date. The 1800 Note bears interest at 8% per annum and is due on August 4, 2023.

On September 2, 2022, the Company and 1800 Diagonal Lending LLC, (“1800”) entered into a Securities Purchase Agreement, whereby the Company issued a promissory note to 1800 (the “1800 Note”) in the original principal amount of $54,250. The 1800 Note contains an original issue discount of $4,250 which will be reflected as a debt discount and amortized over the twelve months Note term. The 1800 Note is convertible into shares of common stock of the Company at a price equal to 35% of the lowest trading price of the Company’s common stock for the twenty (20) consecutive trading days immediately preceding to the conversion date. The 1800 Note bears interest at 8% per annum and is due on September 2, 2023.

For the nine months ended September 30, 2022, none of convertible promissory notes were converted to the Company’s common stock, consistent with the terms of the 1800 Notes whereby conversion is only permissible after 180 days from the issue date and number of the shares held by the holder and its affiliates when converted, shall not to exceed 4.99% of issued and outstanding common stock of the Company.

For the nine months ended September 30, 2022 and 2021, the amortization of debt discount was $2,377 and $1,556, respectively.

As of September 30, 2022 and December 31, 2021, accrued interest amounted to $3,045 and $0, respectively.

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

As of September 30, 2022 and December 31, 2021, 1 share of Class A Preferred Stock was issued and outstanding.

Common Stock

Authorized shares

The Company was authorized to issue 500,000,000 shares of common stock at par value of $0.001.

Issued and outstanding shares

As of September 30, 2022 and December 31, 2021, 176,168,548 shares of common stock were issued and outstanding.

NEW MOMENTUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Stock Option Plan

On October 19, 2020, the Company approved the 2020 Stock Incentive Plan (the “Plan”) and authorized the director to issue the maximum shares of common stock of 20,000,000 shares under the Plan..As of September 30, 2022 and December 31, 2021, 350,000 shares remained to be issued under the Plan.

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

As of September 30, 2022, the operations in the United States of America incurred $4,708,172 of cumulative net operating losses which can be carried forward to offset future taxable income. The Tax Reform Act also changed the rules on net operating loss carry forwards. The 20-year limitation was eliminated, giving the taxpayer the ability to carry forward losses indefinitely. The Company has provided for a full valuation allowance against the deferred tax assets of $988,716 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

BVI

NHCL is considered to be an exempted British Virgin Islands Company and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States.

Singapore

NMAPL is registered in Republic of Singapore and is subject to the Singapore corporate income tax at a standard income tax rate of 17% on the assessable income arising in Singapore during its tax year. No assessable income was generated in Singapore during the nine months ended September 30, 2022 and there was no provision for income tax.

As of September 30, 2022, the operation in Singapore incurred $3,072 of cumulative net operating losses which can be carried forward to offset future taxable income with no expiry. The Company has provided for a full valuation allowance against the deferred tax assets of $522 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Hong Kong

GL, BBL and JL are operating in Hong Kong and are subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the nine months ended September 30, 2022 and 2021 are as follows

NEW MOMENTUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Nine months ended September 30,
	2022	2021

Loss before income taxes	$(37,107)	$(60,682)
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	(6,123)	(10,013)
Net operating loss	6,123	10,013
Income tax expense	$-	$-

As of September 30, 2022, the operation in Hong Kong incurred $244,804 of cumulative net operating losses which can be carried forward to offset future taxable income with no expiry. The Company has provided for a full valuation allowance against the deferred tax assets of $40,393 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the deferred tax assets of the Company as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Deferred tax assets:
Net operating loss carryforwards
- United States	$988,716	$978,905
- Hong Kong	40,393	34,270
- Singapore	522	231
	1,029,631	1,013,406
Less: valuation allowance	(1,029,631)	(1,013,406)
Deferred tax assets, net	$-	$-

8.  RELATED PARTY TRANSACTIONS

From time to time, the directors of the Company advanced funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and repayment on demand.

During the nine months ended September 30, 2022 and 2021, the Company has been provided free office space by its shareholder. The management determined that such cost is nominal and did not recognize the rent expense in its unaudited condensed consolidated financial statements.

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

For the three and nine months ended September 30, 2022 and 2021, as the Company had not generated any earnings from the use of the web and mobile application platforms, and accordingly, there are no service charges and payables due to JJ Explorer.

NEW MOMENTUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

For the three months ended September 30, 2022 and 2021, the Company paid the allowance of $2,677 and $0 to certain shareholders for their service.

For the nine months ended September 30, 2022 and 2021, the Company paid the allowance of $7,277 and $0 to certain shareholders for their service.

For the three months ended September 30, 2022 and 2021, the Company paid the allowance of $1,337 and $0 to the director for his service.

For the nine months ended September 30, 2022 and 2021, the Company paid the allowance of $4,021 and $0 to the director for his service.

Apart from the transactions and balances detailed above and elsewhere in these accompanying unaudited condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

9.  CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the three months ended September 30, 2022 and 2021, there was a single customer who accounted for 99% of the Company’s revenue totaling $304,821 and $290,459, respectively.

For the nine months ended September 30, 2022 and 2021, there was a single customer who accounted for 96% and 99% of the Company’s revenue totaling $603,887 and $957,980, respectively.

(b) Major vendors

For the three months ended September 30, 2022 and 2021, there was a single vendor who accounted for 100% of the Company’s cost of revenue totaling $320,589 and $289,402, respectively.

For the nine months ended September 30, 2022 and 2021, there was a single vendor who accounted for 98% and 99% of the Company’s cost of revenue totaling $618,480 and $954,110, respectively.

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

NEW MOMENTUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

10. COMMITMENTS AND CONTINGENCIES

As of September 30, 2022, the Company has no material commitments or contingencies.

As of September 30, 2022, the operating lease payment of $6,708 will become matured in the next 12 months.

11. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2022, up through the date the Company presented the unaudited condensed consolidated financial statements. The Company determined that there are no further events to disclose.

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

Our activities have been financed from related-party loans and the proceeds of share subscriptions. During October 2015, the Company raised a total of $300,500 in cash from offerings of our common stock.  Further, advances have been received from the Directors throughout the years as required, and in May and September 2022, proceeds of $165,000 were received from the issuance of convertible promissory notes.

The Company plans to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

PLAN OF OPERATION

We are an early stage corporation and have generated revenues of $630,462 and $968,271 from our business for the nine months ended September 30, 2022 and 2021, respectively. We operate an online ticketing platform named Gagfare.com, which provides a ticketing system for individuals and agencies to search, book and issue flight tickets and other services. During the 12 months following the date of filing of this Form 10-Q, we will be focused on attempting to raise $10,000,000 of funds to expand our business. We have no assurance that future financing will materialize. If that financing is not available, we may be unable to continue. However, if such public financing is not available, we could fail to satisfy our future cash requirements. We have no assurance that future financing will materialize. If that financing is not available, we may be unable to continue. Management believes that if subsequent private placements are successful, we will be able to generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

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

RESULTS OF OPERATIONS

Comparison of the Three Months ended September 30, 2022 and 2021

The following table sets forth certain operational data for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021
Revenues	$331,392	$300,497
Cost of revenue	(330,121)	(299,107)
Gross profit	1,271	1,390
General and administrative expenses	(62,401)	(26,295)
Other expense	(4,320)	(1,143)
Loss before income taxes	(65,450)	(26,048)
Income tax expense	-	-
Net loss	(65,450)	(26,048)

Revenue. We generated revenues of $331,392 and $300,497 for the three months ended September 30, 2022 and 2021, as the global demand for air tickets have increased slightly with the Omicron outbreak being brought under control in April 2022.

Cost of Revenue. Cost of revenue for the three months ended September 30, 2022 and 2021, was $330,121 and $299,107, respectively. Cost of revenue increased primarily as a result of the increase in our business volume.

Gross Profit. We achieved a gross profit of $1,271 and $1,390 for the three months ended September 30, 2022 and 2021, respectively. Gross margins have remained fairly consistent for the periods mentioned.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $62,401 and $26,295 for the three months ended September 30, 2022 and 2021, respectively. The increase in G&A is primarily attributable increase in overseas travelling expenses during the three months ended September 30, 2022.

Income Tax Expense. Our income tax expenses for the three months ended September 30, 2022 and 2021 were $0.

Net Loss. During the three months ended September 30, 2022, we incurred a net loss of $65,450, as compared to $26,048 for the three months ended September 30, 2021.

Comparison of the Nine Months ended September 30, 2022 and 2021

The following table sets forth certain operational data for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
Revenues	$630,462	$968,271
Cost of revenue	(628,012)	(964,540)
Gross profit	2,450	3,731
General and administrative expenses	(125,246)	(160,096)
Other income (expense)	8,623	(5,485)
Loss before income taxes	(114,173)	(161,850)
Income tax expense	-	-
Net loss	(114,173)	(161,850)

Revenue. We generated revenues of $630,462 and $968,271 for the nine months ended September 30, 2022 and 2021, with the reduction being due to the significant reduction of air ticket demand from the unexpected Omicron outbreak, starting from December 2021 up to March 2022, globally and in Hong Kong. No revenue was generated from January to March in 2022. The global demand for air tickets have largely decreased and we experienced many flight cancellations or rescheduling. This situation has since recovered when the outbreak was brought under control in April 2022. We will continue to operate the business and expect the market turnaround in the upcoming holiday season.

Cost of Revenue. Cost of revenue for the nine months ended September 30, 2022 and 2021, was $628,012 and $964,540, respectively. Cost of revenue decreased primarily as a result of the decrease in our business volume.

Gross Profit. We achieved a gross profit of $2,450 and $3,731 for the nine months ended September 30, 2022 and 2021, respectively. The decrease in gross profit is primarily attributable to the decrease in our business volume. Gross margins have remained fairly consistent for the periods mentioned.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $125,246 and $160,096 for the nine months ended September 30, 2022 and 2021, respectively. The decrease in G&A is primarily attributable to decrease in professional fee and no stock base compensation was issued during the nine months ended September 30,2022 compared to $41,715 recognized during the nine months ended September 30,2021.

Income Tax Expense. Our income tax expenses for the nine months ended September 30, 2022 and 2021 were $0.

Net Loss. During the nine months ended September 30, 2022, we incurred a net loss of $114,173, as compared to $161,850 for the nine months ended September 30, 2021.

Liquidity and Capital Resources

As of September 30, 2022, we had cash and cash equivalents of $126,039, accounts receivable of $6,447, deposits, prepayments and other receivables of $30,241.

The continuation of the Company as a going concern through the next twelve months is dependent upon the continued financial support from its shareholders. The Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(36,762)	$(92,923)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	145,816	56,761

Net Cash Used In Operating Activities.

For the nine months ended September 30, 2022, net cash used in operating activities was $36,762, which consisted primarily of a net loss of $114,173, offset by amortization of convertible note discount of $2,377, depreciation of right-of-use asset of $18,709, non-cash expense related to lease liabilities of $958, non-cash financing cost of $3,045, a decrease in accounts receivables of $9,326, an increase in accounts payable of $33,403, an increase in accrued liabilities and other payables of $16,902 and an increase in deposits, prepayments and other receivables of $10,533.

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

Net Cash Provided By Investing Activities.

For the nine months ended September 30, 2022 and 2021, there are no net cash provided by investing activities.

Net Cash Provided By Financing Activities.

For the nine months ended September 30, 2022, net cash provided by financing activities was $145,816 consisting primarily of $20,254 payment of lease liabilities, offset by $1,070 advances from directors, and $165,000 proceeds from issuance of convertible note.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2022.

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

Based on that evaluation, our President and chief financial officer concluded that, as of September 30, 2022, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. In the meantime, management has engaged external consultants to minimize risk and ascertain compliance.

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

NEW MOMENTUM CORPORATION

Date: November 15, 2022	By:	/s/ Leung Tin Lung David
	Name:	Leung Tin Lung David
	Title:	President and Chief Executive Officer (principal executive officer, principal accounting officer and principal financial officer)

