Form 10-K
period 2022-12-31
New Momentum Corp.
filed 2023-04-18
CIK 1132509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

At June 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $1,030,903.

As of April 14, 2023, there were 190,782,774 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

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

On May 27, 2020, Chu Kin Hon resigned a director; Law Wai Fan resigned as Chief Executive Officer and President; Cheng Kin Ning resigned as Chief Financial Officer, Secretary and Treasurer; and Marie Huen Lai Chun resigned as Chief Operating Officer, of the Company. Effective May 27, 2020, Leung Tin Lung David was appointed as President, Secretary, and Treasurer and a Director of the Company. Mr. Leung is currently the sole director and officer of the Company .

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

The share exchange transaction with Nemo Holding was treated as a reverse acquisition, with Nemo Holding as the acquiror and the Company as the acquired party. Unless the context suggests otherwise, when we refer in this Form 10-K to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of Nemo Holding.

As of April 14, 2023, there were 190,782,774 shares of the Registrant’s common stock, par value $0.001 per share, outstanding. Mr. Leung is presently the beneficial holder of 69,113,213 shares of common stock, or 36.2%, of the issued and outstanding shares of common stock of Nemo Holding, making him the controlling stockholder of the Company.

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

Nemo Holding’s principal administrative offices are located at Room 150 Cecil Street #08-01 Singapore 069543, and our telephone number is +65 3105 1428. Our website is www.gagfare.com.

Summary Financial Information

The tables and information below are derived from our audited financial statements as of December 31, 2022.

December 31, 2022
Financial Summary
Cash and Cash Equivalents	$59,247
Total Assets	115,109
Total Liabilities	599,557
Total Stockholders’ Deficit	$(484,448)

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

With user-friendly web and mobile application interfaces, Gagfare enables instant access to hundreds of thousands of flights around the world. Customers can also choose from their favorite airlines or search for alternate route options. Travelers can book itineraries with multiple stops, and check for their bookings through the airline official booking web sites by using the Gagfare booking reference information. Gagfare users just need to pay $2.00 through multiple popular online payment methods to secure the best seats on their best flight choice instantly. A reminder will be sent through email to the customer when it is time to pay the flight ticket fare and issue the flight ticket.

In the future, Gagfare will also tap into the booking of travel packages, cruises, trains and buses tickets, hotels, theme parks, sports and event tickets as well, giving a one-stop travel and entertainment booking center for the consumers worldwide.

Revenue and User Model

Gagfare plans that its revenue will be derived from online flight ticket booking and ticket issuance.

For each advance booking that a user makes through the Gagfare’s state of the art book-now-pay-later solution, a non-refundable $2.00 booking fee is paid to Gagfare. The booking fee will not apply to the flight ticket payment at ticket issuance.

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

Pursuant to a Cooperation Agreement, dated February 1, 2016, by and between Gagfare Limited, a Hong Kong corporation and wholly owned subsidiary of the Company, and JJ Explorer Tours Limited, a Hong Kong corporation (“JJ Explorer”), controlled by Leung Tin Lung David, JJ Explorer develops and maintains website and mobile application platforms the Company uses in the operation of its business in exchange for 50% of the net earnings the Company earns through its Gagfare website and mobile application platforms for a term of five years.  On January 31, 2021, JJ Explorer agreed to extend the term of additional 5 years up January 31, 2026. This agreement was terminated on February 28, 2022 and simultaneously, on the same date, a Cooperation Agreement was signed between JJ Explorer and New Momentum Asia Pte., Ltd. (“NMAPL”), a wholly owned subsidiary of the Company. Whilst the role of JJ Explorer remained the same, NMAPL was responsible to develop global marketing and business operations of the platform.  The agreement provided for the sharing of the net earnings derived through the platform to be shared at 50% with JJ Explorer at the end of the term of the agreement in five (5) years.

The agreement, nevertheless was also terminated on October 31, 2022.

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

Our audited financial statements for the year ended December 31, 2022 were prepared assuming that we will continue our operations as a going concern. Our wholly-owned subsidiary, Nemo Holding Company Limited, was incorporated on April 16, 2016, and does not have a history of earnings. As a result, our independent auditors in their audit report have expressed substantial doubt about our ability to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt financings or generate profitable operations. Such financings may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Our wholly-owned subsidiary, Nemo Holding Company Limited, was incorporated on April 16, 2020, and our net loss for the year ended December 31, 2022 was $188,853. We have few customers, and we have not earned substantive revenues to date. Our business prospects are difficult to predict because of our limited operating history, and unproven business strategy. Our primary business activities will be focused on the commercialization of licensing our New Momentum brand. Although we believe that our business plan has significant profit potential, we may not attain profitable operations and our management may not succeed in realizing our business objectives. If we are not able to develop out business as anticipated, we may not be able to generate revenues or achieve profitability and you may lose your entire investment.

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

As a result of the coronavirus outbreak in 2019, the travel industry experienced, and continues to experience, a significant decline in travel demand and increase in customer cancellations predominantly related to travel to, from or in China and certain other Asian markets, though concerns about the coronavirus are also negatively impacting travel demand (and therefore our business) generally. Some countries have implemented travel bans or restrictions and some airlines have suspended or limited flights to or from China. In addition, like many other companies, we have instructed or allowed employees in high-risk areas to work from home or not report to work, which, especially if this persists for a prolonged period of time, may have an adverse impact on our employees, ability to service travelers, operations and systems. The ultimate extent of the coronavirus outbreak and its impact on travel in currently affected countries or more broadly is unknown and impossible to predict with certainty. As a result, the full extent to which the coronavirus will impact our business and results of operations is unknown. However, decreased travel demand resulting from the outbreak has had a negative impact, and is likely to have a negative and material impact, on our business, growth and results of operations. In addition, we may incur additional customer service costs in connection with servicing travelers affected by the outbreak, which would also have a negative impact on our results of operations.

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

Leung Tin Lung David, our President and sole director, beneficially owns approximately or has the right to vote 36.23% of our outstanding common stock and 100% of our Series A Preferred Stock, which has voting power equal to 110% of our issued and outstanding common stock. As a result, Mr. Leung has a substantial voting power in all matters submitted to our stockholders for approval including:

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

The Company made the decision to become an SEC “reporting company” in order to comply with applicable laws and regulations. We incur certain costs of compliance with applicable SEC reporting rules and regulations including, but not limited to attorneys’ fees, accounting and auditing fees, other professional fees, financial printing costs and Sarbanes-Oxley compliance costs in an amount estimated at approximately $5,000,000 per year. On balance, the Company determined that the incurrence of such costs and expenses was preferable to the Company being in a position where it had very limited access to additional capital funding.

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

Our business has been adversely impacted by the effects of the Novel Coronavirus (COVID-19). In addition to global macroeconomic effects, the Novel Coronavirus (COVID-19) outbreak and any other related adverse public health developments will cause disruption to our operations and sales activities. Our third-party vendors, third-party distributors, and our customers have been and will be disrupted by worker absenteeism, quarantines and restrictions on employees’ ability to work, office and factory closures, disruptions to ports and other shipping infrastructure, border closures, or other travel or health-related restrictions. Depending on the magnitude of such effects on our activities or the operations of our third-party vendors and third-party distributors, the supply of our products will be delayed, which could adversely affect our business, operations and customer relationships. In addition, the Novel Coronavirus (COVID-19) or other disease outbreak will in the short-run and may over the longer term adversely affect the economies and financial markets of many countries, resulting in an economic downturn that will affect demand for our products and services and impact our operating results. There can be no assurance that any decrease in sales resulting from the Novel Coronavirus (COVID-19) will be offset by increased sales in subsequent periods. Although the magnitude of the impact of the Novel Coronavirus (COVID-19) outbreak on our business and operations remains uncertain, the continued spread of the Novel Coronavirus (COVID-19) or the occurrence of other epidemics and the imposition of related public health measures and travel and business restrictions will adversely impact our business, financial condition, operating results and cash flows. In addition, we have experienced and will experience disruptions to our business operations resulting from quarantines, self-isolations, or other movement and restrictions on the ability of our employees to perform their jobs that may impact our ability to develop and design our products and services in a timely manner or meet required milestones or customer commitments.

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

New Momentum Corporation, is a holding company that, through Gagfare Limited, a Hong Kong entity, and Beyond Blue Limited, Hong Kong entity, both wholly-owned subsidiaries, operate our online ticketing platform that provides travelers a “Book Now, Pay Later” business model. The PRC government has sovereignty of Hong Kong, and Hong Kong’s legislature adopts laws that are congruent with PRC government policies and laws. Because of the majority of our operations are in the Hong Kong, economic, political and legal developments in the PRC will significantly affect our business, financial condition, results of operations and prospects.

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

The audit report is prepared by an independent registered public accounting firm who is based in Malaysia and may soon be inspected by the Public Company Accounting Oversight Board (the “PCAOB”). If, however, the PCAOB is unable to inspect our independent registered public accounting firm, our investors would be deprived of the benefits of such inspection. The Holding Foreign Companies Accountable Act, or the HFCA Act, and other legislative and regulatory developments related to political tensions between the United States and China, may have a material adverse impact on any future possible listing and trading, or quotation, in the U.S. and the trading prices of our shares of common stock, if our shares of common stock are so listed or quoted.

As an auditor of U.S. publicly traded companies and a PCAOB-registered accounting firm, the independent registered public accounting firm that issued the audit report is required by the laws of the United States to undergo regular inspections by the PCAOB to assess its compliance with the laws of the United States and professional standards. If, however, it is later determined that the PCAOB is unable to inspect or investigate completely our auditor because of a position taken by the authority in Malaysia or another other foreign jurisdiction, then our independent registered public accounting firm would not be inspected by the PCAOB, which would be detrimental to your investment.

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

The SEC will begin identifying issuers based on annual reports filed in 2023 for the fiscal year ended December 31, 2022. Because our annual report for fiscal year 2022 will likely include an audit report issued by an independent registered public accounting firm that may be subject to PCAOB inspection, we do not expect that we will be an SEC-identified company for fiscal year 2023, and would not be required to comply with the SEC’s submission and disclosure requirements for our Annual Report for the fiscal year ending December 31, 2023.

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

Our articles of incorporation authorize the issuance of up to 500,000,000 shares of common stock with a par value of $0.001 per share, and 175,000,000 shares have been designated as “blank check” preferred stock. As of the date of this report, the Company had 190,782,774 shares of common stock issued and outstanding. Accordingly, we may issue up to an additional 148,000,000 shares of common stock. Our Board of Directors may choose to issue some or all of such shares to acquire one or more companies or properties, to fund our overhead and general operating requirements and in exchange for services rendered to the Company. Such issuances may not require the approval of our stockholders. We have previously issued shares of our common stock in exchange for services provided to the Company and for certain rights, including as consideration for intellectual property rights. Any future issuances may reduce the book value per share and may contribute to a reduction in the market price of the outstanding shares of our common stock. If we issue any such additional shares in the future, such issuance will reduce the proportionate ownership and voting power of all current stockholders.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since July 27, 2020, our common stock has been quoted on the OTCPink tier of the OTC Markets Group Inc., under the symbol “NNAX.” Between August 26, 2015 and July 26, 2020, our common stock was quoted on the OTCQB and/or OTCPink, tiers under the stock symbol “EKKH.” On April 8,, 2022, the closing bid price on the OTCPink tier for our common stock was $0.0193.

Holders

As of April 14, 2023, there were 190,782,774 shares of common stock issued and outstanding held by approximately 116 stockholders of record, and 1 share of preferred stock or Series A Preferred Stock issued or outstanding.

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

Recent Sales of Unregistered Securities

There are no unreported sales of equity securities at December 31, 2022.

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

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2022.

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

Going Concern

To date the Company has little operations or revenues and consequently has incurred recurring losses from operations. Minimal revenues are anticipated until we complete the financing we endeavor to obtain, as described in the Form 10-K, and implement our expanded business plan. The ability of the Company to continue as a going concern is dependent on raising capital to fund our business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

Our activities have been financed from related-party loans, proceeds of share subscriptions and issuance of promissory note. During the year ended December 31, 2022, the Company issued promissory note of principal $215,000.

The Company plans to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

PLAN OF OPERATION

We are an early stage corporation and have generated revenues of $931,936 from our business during the years ended December 31, 2022. We have developed and operate an online ticketing platform named Gagfare.com, which provides a ticketing system for individuals and agencies to search, book and issue flight tickets and other services. During the 12 months following the date of filing of this Annual Report on Form 10-K, will be focuse on attempting to raise $10,000,000 of funds to expand our business. We have no assurance that future financing will materialize. If that financing is not available, we may be unable to continue. However, if such public financing is not available, we could fail to satisfy our future cash requirements. We have no assurance that future financing will materialize. If that financing is not available we may be unable to continue. Management believes that if subsequent private placements are successful, we will be able to generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

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

We are a development stage company and reported a net loss of $188,853 and $287,763 for the years ended December 31, 2022 and 2021, respectively. We had current assets of $115,109 and current liabilities of $599,557 as of December 31, 2022. As of December 31, 2021, our current assets and current liabilities were $51,090 and $384,249, respectively.

Our financial statements for the years ended December 31, 2022 and 2021 have been prepared assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon improving our profitability, the continuing financial support from our shareholders and raising of capital. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and public offerings, issuance of promissory notes and short-term and long-term debts.

Comparison of the Years ended December 31, 2022 and 2021

As of December 31, 2022, we suffered from a working capital deficit of $484,448. As a result, our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders or other capital sources in the next twelve months. Management believes that the continuing financial support from the existing shareholders and external financing will provide the additional cash to meet our obligations as they become due. Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

The following table sets forth certain operational data for the years ended December 31, 2022 and 2021:

	Years Ended December 31,
	2022	2021
Revenues	$931,936	$1,292,479
Cost of revenue	(924,286)	(1,287,084)
Gross profit	7,650	5,395
Total operating expenses	(197,126)	(295,409)
Other income, net	623	2,251
Loss before Income Taxes	(188,853)	(287,763)
Income tax expense	-	-
Net loss	(188,853)	(287,763)

Revenue. We generated revenues of $931,936 and $1,292,479 for the years ended December 31, 2022 and 2021 respectively, due to the decreased transactions in ticket booking during 2022.

Cost of Revenue. Cost of revenue for the years ended December 31, 2022 and 2021, was $924,286 and $1,287,084, respectively. Cost of revenue decreased primarily as a result of the decrease in our business volume.

Gross Profit. We achieved a gross profit of $7,650 and $5,395 for the years ended December 31, 2022 and 2021, respectively. Increase in gross profit was due to Hong Kong’s lifting of its travelling restrictions.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $197,126 and $295,409 for the years ended December 31, 2022 and 2021, respectively. The decrease in G&A is primarily attributable to no stock-based compensation transactions during 2022, as compared to 2021.

Income Tax Expense. Our income tax expenses for the years ended December 31, 2022 and 2021 were $0 and $0.

Net Loss. As a result of the above, during the year ended December 31, 2022, we incurred a net loss of $188,853, as compared to $287,763 for the same period ended December 31, 2021.

Liquidity and Capital Resources

As of December 31, 2022, we had cash and cash equivalents of $59,247, accounts receivable of $24,205, deposits, prepayments and other receivables of $31,657.

As of December 31, 2021, we had cash and cash equivalents of $15,609, accounts receivable of $15,773, deposits, prepayments and other receivables of $19,708.

	Years Ended December 31,
	2022	2021
Net cash used in operating activities	$(144,178)	$(108,892)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	187,315	59,395

Net Cash Used In Operating Activities.

For the year ended December 31, 2022, net cash used in operating activities was $144,178, which consisted primarily of net loss of $188,853, an increase in accounts receivables of $8,432, an increase in deposits, prepayments and other receivables of $11,949, offset by amortization of convertible note discount of $6,652, depreciation of right-of-use asset of $24,954, non-cash expense related to lease liabilities of $1,278, non-cash financing cost of $7,314, an increase in accounts payable of $1,495 and an increase in accrued liabilities and other payables of $23,363.

For the year ended December 31, 2021, net cash used in operating activities was $108,892, which is directly attributable to a net loss of $287,763, with an increase in deposits, prepayments and other receivables of $245 and an increase in accounts payable of $15,696, accrued expenses and other payable of $44,848, offset by an increase in accounts receivables of $15,399 and non-cash items consisting of amortization and depreciation of $26,643, stock-based compensation of $101,715, non-cash convertible note expense of $2,614 and lease expense of $2,509.

We expect to continue to rely on cash generated through financing from our existing shareholders and private placements of our securities, however, to finance our operations and future acquisitions.

Net Cash Provided By Investing Activities.

For the year ended December 31, 2022, there is no net cash provided by investing activities.

For the year ended December 31, 2021, there is no net cash provided by investing activities.

Net Cash Provided By Financing Activities.

For the year ended December 31, 2022, net cash provided by financing activities was $187,315 consisting primarily of $26,840 payment of lease liabilities, $845 repayment to director, offset by $215,000 proceeds from issuance of convertible notes.

For the year ended December 31, 2021, net cash provided by financing activities was $59,395, being advances received from a director of $86,378 and repayment of lease liabilities of 26,983.

Working Capital

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

We require additional funding to meet its ongoing obligations and to fund anticipated operating losses. Our auditor has expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on raising capital to fund its business plans and ultimately to attain profitable operations. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

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

Material Cash Requirements

We have not achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future. We expect net cash expended in 2022 to be significantly higher than 2022. As of December 31, 2022, we had an accumulated deficit of $484,448. Our material cash requirements are highly dependent upon the additional financial support from our major shareholders in the next 12 - 18 months.

We had the following contractual obligations and commercial commitments as of December 31, 2022:

Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
	$	$	$	$	$
Amounts due to director	285,482	285,482	–	–	–
Convertible promissory note	209,652	209,652	–	–	–
Total obligations	495,134	495,134	–	–	–

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

Global Economic Climate

We continue to monitor the global tensions being presently experienced resulting in rising cost, shortage of fuel and potentially the global economic depression which could have a significant negative effect on our financial position and results of our operations, the specific impact of which is not readily determinable as of the date of this filing. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer’s financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of December 31, 2022 and 2021 there was no allowance for doubtful accounts.

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

The Company follows the guidance provided in ASC 606, Revenue from Contracts with Customers, for determining whether the Company is the principal or an agent in arrangements with customers that involve another party that contributes to the provision of goods to a customer. In these instances, the Company determines whether it has promised to provide the goods itself (as principal) or to arrange for the specified goods to be provided by another party (as an agent). This determination is a matter of judgment that depends on the facts and circumstances of each arrangement. The Company recognizes revenue from the sale of its air tickets on a gross basis as the Company is responsible for the fulfillment, controls the delivery of the promised goods, and has full discretion in establishing prices and therefore is the principal in the arrangement.

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

ITEM 8. FINANCIAL STATEMENTS

New Momentum Corporation

J&S ASSOCIATE PLT 202206000037 (LLP0033395-LCA) & AF002380 (Registered with PCAOB and MIA) B-11-14, Megan Avenue II 12, Jalan Yap Kwan Seng, 50450, Kuala Lumpur, Malaysia	Tel: +603-4813 9469 Email : info@jns-associate.com Website : jns-associate.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Director and Shareholders of

NEW MOMENTUM CORPORATION

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of New Momentum Corporation and its subsidiaries (the ‘Company’) as of December 31, 2022, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ deficit and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the years ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainties

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company has not yet established an ongoing source of revenues nor required funding sufficient to cover its operating costs and future expansion plans to allow it to continue as a going concern. These factors create an uncertainty as to the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition - Principal versus Agent Considerations

As described in Note 3 to the consolidated financial statements, management follows the guidance provided in ASC 606, Revenue from Contracts with Customers, for determining whether the Company is the principal or an agent in arrangements with customers that involve another party that contributes to providing the goods to a customer. In these instances, management determines whether the Company has promised to provide the goods itself (as principal) or to arrange for the specified goods to be provided by another party (as an agent). As disclosed by management, this determination is a matter of judgment that depends on the facts and circumstances of each arrangement. The Company recognizes revenue from the sale of all airline tickets on a gross basis (as a principal) as the Company is primarily responsible for the fulfilment of the sale, controls the delivery the promised goods, and has full discretion in establishing prices.  Therefore, the Company is the principal in all arrangements with customers.

Our key considerations for the determination of revenue recognition - principal versus agent considerations as a critical audit matter was due to the high degree of judgement involved in the assessment of who is responsible for the fulfilment of the sale and the delivery of the promised goods to the customer, and whether Company had full discretion in establishing the prices of the goods.  These were assessed by:

•	Critically evaluating management’s assessment for their rationale and justification of relationship between the various parties;
•	Obtaining an understanding of the revenue process and relationships between the various parties to the transactions by way of review of documents and indepth discussion with key personnel;
•	Analysis in detail the margins earned on sale transactions for the year to corroborate our understanding;
•	Determining consistency of evidence and obtained in other areas of the audit.
•	Exercising a high degree of judgement and subjectivity in performing and evaluating the results of the procedures.

/s/ J&S Associate PLT

Certified Public Accountants

PCAOB Number: 6743

We have served as the Company’s auditor since 2022.

Kuala Lumpur, Malaysia

NEW MOMENTUM CORPORATION

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$59,247	$15,609
Accounts receivable	24,205	15,773
Deposits, prepayments and other receivables	31,657	19,708

Total current assets	115,109	51,090

Non-current asset:
Right-of-use assets	-	25,060

TOTAL ASSETS	$115,109	$76,150

LIABILTIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$17,191	$15,696
Accrued liabilities and other payables	87,232	56,555
Amounts due to directors	285,482	286,327
Lease liabilities	-	25,671
Convertible promissory note	209,652	-

Total current liabilities	599,557	384,249

TOTAL LIABILITIES	599,557	384,249

Commitments and contingencies	-	-

SHAREHOLDERS’DEFICIT
Preferred stock, Class A, $0.001 par value; 175,000,000 shares authorized; 1 share issued and outstanding as at December 31, 2022 and 2021 respectively	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized; 177,687,535 shares and 176,168,548 shares issued and outstanding as at December 31, 2022 and 2021, respectively	177,688	176,169
Additional paid in capital	4,369,093	4,358,612
Accumulated other comprehensive income (losses)	232	(272)
Accumulated deficit	(5,031,461)	(4,842,608)

Shareholders’ deficit	(484,448)	(308,099)

TOTAL LIABILITIES AND SHAREHOLDERS’DEFICIT	$115,109	$76,150

See accompanying notes to consolidated financial statements.

NEW MOMENTUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2022	2021

Revenue, net	$931,936	$1,292,479

Cost of revenue	(924,286)	(1,287,084)

Gross profit	7,650	5,395

Operating expenses:
General and administrative expenses	(165,244)	(250,680)
Legal and professional fee	(31,882)	(44,729)
Total operating expenses	(197,126)	(295,409)

Loss from operations	(189,476)	(290,014)

Other income (expense):
Government subsidy	14,048	6,419
Foreign exchange gain	433	-
Interest income	108	2
Interest expense	(13,966)	(4,170)

Total other income	623	2,251

LOSS BEFORE INCOME TAXES	(188,853)	(287,763)

Income tax expense	-	-

NET LOSS	(188,853)	(287,763)

Other comprehensive income:
Foreign currency translation adjustments	504	612

COMPREHENSIVE LOSS	$(188,349)	$(287,151)

Net loss per share
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic and diluted	176,297,558	219,614,098

See accompanying notes to consolidated financial statements.

NEW MOMENTUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2022	2021

Cash flows from operating activities:
Net loss	$(188,853)	$(287,763)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of convertible note discount	6,652	1,556
Depreciation of right-of-use assets	24,954	25,087
Stock-based compensation for services	-	101,715
Non-cash lease expense	1,278	2,509
Non-cash financing cost	7,314	2,614

Change in operating assets and liabilities:
Accounts receivable	(8,432)	(15,399)
Deposits, prepayments and other receivables	(11,949)	245
Accounts payable	1,495	15,696
Accrued liabilities and other payables	23,363	44,848
Net cash used in operating activities	(144,178)	(108,892)

Cash flows from financing activities:
(Repayment to) advance from a director	(845)	86,378
Proceeds from issuance of convertible note	215,000	-
Payment of lease liabilities	(26,840)	(26,983)

Net cash generated from financing activities	187,315	59,395

Effect on exchange rate change on cash and cash equivalents	501	610

Net change in cash and cash equivalents	43,638	(48,887)

BEGINNING OF YEAR	15,609	64,496

END OF YEAR	$59,247	$15,609

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for tax	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to consolidated financial statements.

NEW MOMENTUM CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Preferred Stock Class A		Common Stock		Additional paid	Accumulated other comprehensive	Accumulated	Total shareholders’
	No. of shares	Amount	No. of shares	Amount	in capital	losses	deficit	deficit

Balance as at January 1, 2021	-	$-	340,268,500	$340,269	$4,054,600	$(884)	$(4,554,845)	$(160,860)

Shares issued for service rendered	-	-	250,000	250	101,465	-	-	101,715
Conversion of common stock to preferred stock	1	-	(169,000,000)	(169,000)	169,000	-	-	-
Shares issued to convert the bond	-		4,650,048	4,650	33,547			38,197
Foreign currency translation adjustment	-	-	-	-		612	-	612
Net loss for the year	-	-	-	-			(287,763)	(287,763)

Balance as at December 31, 2021	1	$-	176,168,548	$176,169	$4,358,612	$(272)	$(4,842,608)	$(308,099)

Balance as at January 1, 2022	1	$-	176,168,548	$176,169	$4,358,612	$(272)	$(4,842,608)	$(308,099)

Shares issued on convertible notes			1,518,987	1,519	10,481	-	-	12,000
Foreign currency translation adjustment	-	-	-	-	-	504	-	504
Net loss for the year	-	-	-	-	-	-	(188,853)	(188,853)

Balance as at December 31, 2022	1	$-	177,687,535	$177,688	$4,369,093	$232	$(5,031,461)	$(484,448)

See accompanying notes to consolidated financial statements.

NEW MOMENTUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

The future direction of the Company is to venture into Tourism Investment Projects with a focus on diving, sustainability, conservation, and authenticity, through a curated collection of boutique properties offering a thoroughly contemporary travel experience, but one that is intrinsically linked to the destination, its heritage, its culture and its biodiversity.

2. GOING CONCERN UNCERTAINTIES

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has suffered from continuous loss from its inception and net current liabilities of $484,448 at December 31, 2022. In addition, with respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, the outbreak has caused substantial disruption in international economies and global trades and if repercussions of the outbreak are prolonged, could have a significant adverse impact on the Company’s business.

The continuation of the Company as a going concern through the next twelve months is dependent upon the continued financial support from its shareholders. The Company is currently pursuing additional financing for its operations and future expansion. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

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

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer’s financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of December 31, 2022 and 2021, there was no allowance for doubtful accounts.

•	Revenue recognition

The Company adopted Accounting Standards Codification (“ASC”) 606 – Revenue from Contracts with Customers” (“ASC 606”).

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

The Company follows the guidance provided in ASC 606, Revenue from Contracts with Customers, for determining whether the Company is the principal or an agent in arrangements with customers that involve another party that contributes to the provision of goods to a customer. In these instances, the Company determines whether it has promised to provide the goods itself (as principal) or to arrange for the specified goods to be provided by another party (as an agent). This determination is a matter of judgment that depends on the facts and circumstances of each arrangement. The Company recognizes revenue from the sale of its air tickets on a gross basis as the Company is responsible for the fulfillment, controls the delivery of the promised goods, and has full discretion in establishing prices and therefore is the principal in the arrangement.

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the years ended December 31, 2022 and 2021.

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

Translation of amounts from HKD and SGD into US$ have been made at the following exchange rates for the years ended December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Year-end HKD:US$ exchange rate	0.12808	0.12825
Average HKD:US$ exchange rate	0.12771	0.12839
Year-end SGD:US$ exchange rate	0.74500	0.74111
Average SGD:US$ exchange rate	0.72549	0.73693

•	Comprehensive income

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

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s audited consolidated financial statements.

4. AMOUNTS DUE TO DIRECTORS

As of December 31, 2022 and 2021, the Company owed to its directors in the amount of $285,482 and $286,327, respectively. The amounts are unsecured, non-interest bearing and repayable on demand.

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

On September 20, 2022, the Company and 1800 Diagonal Lending LLC, (“1800”) entered into a Securities Purchase Agreement, whereby the Company issued a promissory note to 1800 (the “1800 Note”) in the original principal amount of $54,250. The 1800 Note contains an original issue discount of $4,250 which will be reflected as a debt discount and amortized over the twelve months Note term. The 1800 Note is convertible into shares of common stock of the Company at a price equal to 35% of the lowest trading price of the Company’s common stock for the twenty (20) consecutive trading days immediately preceding to the conversion date. The 1800 Note bears interest at 8% per annum and is due on September 20, 2023.

The terms of the 1800 Notes whereby conversion is only permissible after 180 days from the issue date and number of the shares held by the holder and its affiliates when converted, shall not to exceed 4.99% of issued and outstanding common stock of the Company. During the year ended December 31, 2022, principal of $12,000 was converted to 1,518,987 shares of common stock with conversion price of $0.0079. As of December 31, 2022, principal of $203,000 was not yet converted.

For the year ended December 31, 2022 and 2021, the amortization of discount was $6,652 and $1,556, respectively.

As of December 31, 2022 and 2021, accrued interest amounted to $7,314 and $0, respectively.

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

Issued and outstanding shares

As of December 31, 2022 and 2021, 1 and 1 share of Class A preferred stock was issued and outstanding.

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

As of December 31, 2022 and 2021, 177,687,535 and 176,168,548 shares of common stock were issued and outstanding respectively.

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

On November 29, 2021, the Company issued 100,000 shares of its common stock to a travel agent for the performance reward at the current market price of $0.6 per share under the Plan.

As of December 31, 2022 and 2021, 350,000 shares remain to be issued under the Plan respectively.

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

As of December 31, 2022, the operations in the United States of America incurred $4,760,456 of cumulative net operating losses which can be carried forward to offset future taxable income. The Tax Reform Act also changed the rules on net operating loss carry forwards. The 20-year limitation was eliminated, giving the taxpayer the ability to carry forward losses indefinitely. The Company has provided for a full valuation allowance against the deferred tax assets of $999,696 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

BVI

NHCL is considered to be an exempted British Virgin Islands Company and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States.

Singapore

NMAPL is registered in Republic of Singapore and is subject to the Singapore corporate income tax at a standard income tax rate of 17% on the assessable income arising in Singapore during its tax year. No assessable income was generated in Singapore during the year ended December 31, 2022 and there was no provision for income tax.

As of December 31, 2022, the operation in Singapore incurred $3,287 of cumulative net operating losses which can be carried forward to offset future taxable income with no expiry. The Company has provided for a full valuation allowance against the deferred tax assets of $559 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Hong Kong

GL, BBL and JL are operating in Hong Kong and are subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the years ended December 31, 2022 and 2021 are as follows:

	Years ended December 31,
	2022	2021

Loss before income taxes	$(50,245)	$(73,353)
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	(8,290)	(12,103)
Tax effect of non-taxable items	(2,335)	(1,059)
Net operating loss	10,625	13,162
Income tax expense	$-	$-

The following table sets forth the significant components of the deferred tax assets of the Company as of December 31, 2022 and 2021:

	As of December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards
- United States	$999,696	$978,905
- Hong Kong	44,896	34,270
- Singapore	559	231
	1,045,150	1,013,406
Less: valuation allowance	(1,045,150)	(1,013,406)
Deferred tax assets, net	$-	$-

8. NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the year. The dilutive effect of potential common shares outstanding is included in diluted net loss per share. The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31, 2022 and 2021:

	Years ended December 31,
	2022	2021

Net loss attributable to common shareholders	$(188,853)	$(287,763)

Weighted average common shares outstanding – Basic and diluted	176,297,558	219,614,098

Net loss per share – Basic and diluted	$(0.00)	$(0.00)

9. PENSION COSTS

The Company is required to make contribution to their employees under a government-mandated defined contribution pension scheme for its eligible full-times employees in Hong Kong. The Company is required to contribute a specified percentage of the participants’ relevant income based on their ages and wages level. During the years ended December 31, 2022 and 2021, $766 and $1,283 contributions were made accordingly.

10. RELATED PARTY TRANSACTIONS

From time to time, the directors of the Company advanced funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and had no fixed terms of repayment.

During the years ended December 31, 2022 and 2021, the Company has been provided free office space by its shareholder. The management determined that such cost is nominal and did not recognize the rent expense in its unaudited condensed consolidated financial statements.

Since February 1, 2016, the Company was granted with the right of use to the website and mobile application platforms by JJ Explorer Tours Limited (“JJ Explorer”), which was also controlled by the directors of the Company. Also, the Company formed a cooperation partnership with JJ Explorer whereas JJ Explorer invested to develop and maintained the operations of the Gagfare web and mobile application platforms in a term of 5 years, JJ Explorer would share 50% of the net earnings generated by the Company in the use of its web and mobile application platforms during the cooperation period. On January 31, 2021, JJ Explorer agreed to extend the term of additional 5 years up January 31, 2026. This agreement was terminated on February 28, 2022 and simultaneously, on the same date, a Cooperation Agreement was signed between JJ Explorer and New Momentum Asia Pte., Ltd. (“NMAPL”), a wholly owned subsidiary of the Company. Whilst the role of JJ Explorer remained the same, NMAPL was responsible to develop global marketing and business operations of the platform.  The agreement provided for the sharing of the net earnings derived through the platform to be shared at 50% with JJ Explorer at the end of the term of the agreement in five (5) years.

The agreement, nevertheless was also terminated on October 31, 2022.

For the years ended December 31, 2022 and 2021, as the Company had not generated any earnings from the use of the web and mobile application platforms, and accordingly, there are no service charges and payables due to JJ Explorer.

Apart from the transactions and balances detailed elsewhere in these accompanying consolidated financial statements, the Company has no other significant or material related party transactions during the years presented.

11. CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the year ended December 31, 2022, there is one single customer who accounts for 93% of the Company’s revenue totaling $864,799 with $0 accounts receivable at December 31, 2022.

For the year ended December 31, 2021, there is one single customer who accounts for 97% of the Company’s revenue totaling $1,259,890 with $15,773 accounts receivable at December 31, 2021.

(b) Major vendors

For the years ended December 31, 2022, there is one single vendor who accounts for 96% of the Company’s cost of revenue totaling $891,421 with $14,285 accounts payable at December 31, 2022.

For the years ended December 31, 2021, there is one single vendor who accounts for 99% of the Company’s cost of revenue totaling $1,273,991 with $15,696 accounts payable at December 31, 2021.

(c) Economic and political risk

The Company’s major operations are conducted in Hong Kong. Accordingly, the political, economic, and legal environments in Hong Kong, as well as the general state of Hong Kong’s economy may influence the Company’s business, financial condition, and results of operations.

The present global economic climate with rising global tensions, rising costs and fuel shortage which potentially could escalate and result in global inflation may also impact the Company’s business, financial condition, and results of operations.

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

12. COMMITMENTS AND CONTINGENCIES

As of December 31, 2022 and 2021, the Company has no material commitments or contingencies.

13. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2022, up through the date the Company issued the audited consolidated financial statements. The Company determined that there are no further events to disclose.

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

Our management, including the President, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based on this evaluation, our management concluded that as of December 31, 2022 these disclosure controls and procedures were not effective at the reasonable assurance level. As discussed below, our internal control over financial reporting is an integral part of our disclosure controls and procedures.

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

Based on the results of this assessment, our management concluded that our internal control over financial reporting was not effective as of December 31, 2022, based on such criteria. Deficiencies existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a majority of independent members and a lack of a majority of outside directors on our Board, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (ii) inadequate segregation of duties consistent with control objectives. Management believes that the lack of a majority of outside directors on our Board results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Changes in Internal Controls over Financial Reporting

In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of Section 404 of the Sarbanes-Oxley Act, we continue to review, test, and improve the effectiveness of our internal controls. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter and since the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Positions

Leung Tin Lung David	60	Director, President, Secretary and Treasurer

Leung Tin Lung David

Director, President, Secretary and Treasurer

Mr. Leung, age 60, has served as our President, Secretary, Treasurer and sole Director since May 27, 2020. Mr. Leung is a long-term veteran in the travel industry, with many years of experience working with government and travel trade partners. He is the founder and has been the Managing Director of JJ Explorer Tour Limited, a position he has held since 2007. From 2011 until 2017, Mr. Leung was the Marketing Representative of Philippine Department of Tourism, Hong Kong and Macau. Mr. Leung graduated from the University of Minnesota in 1984. Mr. Leung’s background in the travel industry led to our conclusion that he should serve as a director in light of our business and structure.

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

Significant Employees and Consultants

We have no significant employees other than our officers and directors.

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

Family Relationships

Leung Yin Yu Janice, one of the officer is the daughter of our director – Leung Tin Lung David. Other than as described above, we are not aware of any other conflicts of interest with any of our executive officers or directors.

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

Employment Agreements

The remuneration package of our directors pursuant to the employment agreements signed in 2021 is deferred indefinitely with only minimal sums being due to comply with the regulations of Hong Kong.

Indemnification Agreements

We have no indemnification agreements with our officers, directors or any other person.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our President and all other executive officers (collectively, the “Named Executive Officers”) in the fiscal years ended December 31, 2022 and 2021:

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us for the fiscal periods indicated.

						Non-Equity
						Incentive	Nonqualified
Name and				Stock	Option	Plan	Deferred	All Other
Principal Position	Year	Salary ($)	Bonus ($)	Awards ($)	Awards ($)	Compensation ($)	Compensation ($)	Compensation ($)	Total ($)

Leung Tin	2022	5,363	0	0	0	0	0	0	5,363
Lung David (1)	2021	10,785	0	0	0	0	0	0	10,785

___________

(1)	Appointed President, Secretary, Treasurer and director on May 27, 2020.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

The Company has deferred the commencement if the employment agreements of 2021 with its director and a shareholder and did not enter into any new employment contracts, termination of employment, or change-in-control arrangements during the year ended December 31, 2022.

Option Exercises and Fiscal Year-End Option Value Table.

There were no stock options exercised by the named executive officers as of the end of the fiscal period ended December 31, 2022.

Long-Term Incentive Plans and Awards

There were no awards made to a named executive officer, under any long-term incentive plan, as of the end of the fiscal period ended December 31, 2022.

We currently do not pay any compensation to our directors serving on our board of directors.

STOCK OPTION GRANTS

The following table sets forth stock option grants and compensation or the fiscal year ended December 31, 2022:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Leung Tin Lung David	-0-	-0-	-0-	$-0-	N/A	-0-	-0-	-0-	-0-

_____________

(1)	Appointed a director on February 13, 2015; resigned from such position on May 27, 2020.

DIRECTOR COMPENSATION

The following table sets forth director compensation or the fiscal year ended December 31, 2022:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Leung Tin Lung David (1)	5,363	-0-	-0-	-0-	-0-	-0-	-0-

______________

(1)	Appointed President, Secretary, Treasurer and director on May 27, 2020.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of April 14, 2023, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 190,782,774 shares of our common stock issued and outstanding as April 14, 2023. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

Title of Class	Name and Address of Beneficial Owner (2)	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)

Common Stock	Leung Tin Lung David (3)	69,113,213	36.23%
Preferred Stock, Class A	Leung Tin Lung David	1	100%
Common Stock	Chak Wan Ling Margaret	22,763,000	11.93%
Common Stock	Leung Yin Yu Janice	25,000,000	13.10%
Common Stock	Leung Suk Mun	25,000,000	13.10%
All directors and executive officers as a group (1 person)		146,876,213	74.36%

______________

(1)	Calculated based on 190,782,774 shares of common stock issued and outstanding on April 14, 2023.
(2)	Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of: Room 1303, 13/F, Technology Plaza, 651 King’s Road, North Point, Hong Kong.
(3)	Appointed President, Secretary, Treasurer and a director on May 27, 2020.

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

For the years ended December 31, 2022 and 2021, the Company did not record the service charges and paid to JJ Explorer.

For the years ended December 31, 2022 and 2021, the Company paid the salary of $5,363 and $10,785 to the director for his service.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the years ended December 31, 2022 and 2021, the total fees charged to the Company for audit services, including quarterly reviews were $37,000 and $35,000, for audit-related services were $7,000 and $0 and for tax services and other services were $0 and $0, respectively.

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

3.1.1	Articles of Incorporation, dated July 1, 1999 (1)
3.1.2	Amended and Restated Articles of Incorporation, dated December 9, 2010 (2)
3.1.3	Certificate of Correction, dated April 1, 2011*
3.1.4	Certificate of Amendment to Articles of Incorporation, dated June 18, 2020 (5)
3.1.5	Certificate of Designation for Series A Preferred Stock, dated March 11, 2021*
3.2	Bylaws (3)
4.1	10% Convertible Note, dated October 27, 2020 (6)
14.1	Code of Ethics (4)
21.1	Subsidiaries of the Registrant
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

Document*

_____________

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 (File No. 333-54002), filed with the Securities and Exchange Commission on January 19, 2001.
(2)	Incorporated by reference to the Registrant’s Definitive Information Statement on Schedule 14C (File No. 000-52273), filed with the Securities and Exchange Commission on November 17, 2010.
(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-52273), filed with the Securities and Exchange Commission on April 17, 2015.
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB (File No. 000-52273), filed with the Securities and Exchange Commission on April 14, 2006.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-52273) dated filed with the Securities and Exchange Commission on July 8, 2020.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-52273) dated filed with the Securities and Exchange Commission on November 20, 2020

*Filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW MOMENTUM CORPORATION

Date: April 17, 2023	By:	/s/ Leung Tin Lung David
	Name:	Leung Tin Lung David
	Title:	President (principal executive officer, principal accounting officer, and principal financial officer)

