Form 10-Q
period 2023-03-31
New Momentum Corp.
filed 2023-05-15
CIK 1132509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 14, 2023, there were 190,782,774 shares of common stock, $0.001 par value per share, outstanding.

NEW MOMENTUM CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2023

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

3

 PART I. FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS.

NEW MOMENTUM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of March 31,	As of December 31,
	2023	2022
		(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$71,966	$59,247
Accounts receivable	5,113	24,205
Deposits, prepayments and other receivables	23,065	31,657

Total current assets	100,144	115,109

Non-current asset:
Right-of-use assets	46,618	-

TOTAL ASSETS	$146,762	$115,109

LIABILTIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$142	$17,191
Accrued liabilities and other payables	110,430	87,232
Amounts due to related parties	347,936	285,482
Lease liabilities	26,301	-
Convertible promissory note	173,674	209,652

Total current liabilities	658,483	599,557

Non-Current liabilities:
Lease liabilities	20,605	-

TOTAL LIABILITIES	679,088	599,557

Commitments and contingencies	-	-

SHAREHOLDERS’ DEFICIT
Preferred stock, Class A, $0.001 par value; 175,000,000 shares authorized; 1 share issued and outstanding as at March 31, 2023 and December 31, 2022 respectively	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized; 190,782,774 shares and 177,687,535 shares issued and outstanding as at March 31, 2023 and December 31, 2022, respectively	190,783	177,688
Additional paid in capital	4,395,998	4,369,093
Accumulated other comprehensive income	1,107	232
Accumulated deficit	(5,120,214)	(5,031,461)

Shareholders’ deficit	(532,326)	(484,448)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$146,762	$115,109

See accompanying notes to unaudited condensed consolidated financial statements.

NEW MOMENTUM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Currency expressed in United States Dollars (“US$”))

	Three Months March 31,
	2023	2022

Revenue, net	$124,481	$2

Cost of revenue	(124,393)	-

Gross profit	88	2

Operating expenses:
General and administrative expenses	(27,904)	(26,330)
Legal and professional fee	(53,107)	(6,084)
Total operating expenses	(81,011)	(32,414)

Loss from operations	(80,923)	(32,412)

Other income (expense):
Sundry income	-	12,813
Interest income	48	-
Interest expense	(7,878)	-

Total other (expense) income	(7,830)	12,813

LOSS BEFORE INCOME TAXES	(88,753)	(19,599)

Income tax expense	-	-

NET LOSS	(88,753)	(19,599)

Other comprehensive income:
Foreign currency translation adjustments	875	1,109

COMPREHENSIVE LOSS	$(87,878)	$(18,490)

Net loss per share
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic and diluted	182,542,033	219,614,098

See accompanying notes to unaudited condensed consolidated financial statements.

NEW MOMENTUM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

	Three months ended March 31,
	2023	2022

Cash flows from operating activities:
Net loss	$(88,753)	$(19,599)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of convertible note discount	4,022	-
Depreciation of right-of-use assets	6,669	6,259
Non-cash lease expense	640	626
Non-cash financing cost	3,856	-

Change in operating assets and liabilities:
Accounts receivable	19,092	14,939
Deposits, prepayments and other receivables	8,592	(1,893)
Accounts payable	(17,049)	(15,098)
Accrued liabilities and other payables	19,342	14,212
Net cash used in operating activities	(43,589)	(554)

Cash flows from financing activities:
Advance from related parties	62,454	16,119
Payment of lease liabilities	(6,382)	(6,732)

Net cash provided by financing activities	56,072	9,387

Effect on exchange rate change on cash and cash equivalents	236	1,106

Net change in cash and cash equivalents	12,719	9,939

BEGINNING OF PERIOD	59,247	15,609

END OF PERIOD	$71,966	$25,548

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for tax	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

NEW MOMENTUM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Preferred Stock Class A		Common Stock		Additional paid in	Accumulated other comprehensive	Accumulated	Total shareholders’
	No. of shares	Amount	No. of shares	Amount	capital	losses	deficit	deficit

Balance as at January 1, 2022	1	$-	176,168,548	$176,169	$4,358,612	$(272)	$(4,842,608)	$(308,099)

Foreign currency translation adjustment	-	-	-	-	-	1,109	-	1,109
Net loss for the year	-	-	-	-	-	-	(19,599)	(19,599)

Balance as at March 31, 2022	1	$-	176,168,548	$176,169	$4,358,612	$(837)	$(4,862,207)	$(326,589)

Balance as at January 1, 2023	1	$-	177,687,535	$177,688	$4,369,093	$232	$(5,031,461)	$(484,448)

Shares issued on convertible notes	-	-	13,095,239	13,095	26,905	-	-	40,000
Foreign currency translation adjustment	-	-	-	-	-	875	-	875
Net loss for the year	-	-	-	-	-	-	(88,753)	(88,753)

Balance as at March 31, 2023	1	$-	190,782,774	$190,783	$4,395,998	$1,107	$(5,120,214)	$(532,326)

See accompanying notes to unaudited condensed consolidated financial statements.

NEW MOMENTUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

1. DESCRIPTION OF BUSINESS AND ORGANIZATION

New Momentum Corporation (the “Company”) was incorporated under the law of the State of Nevada on July 1, 1999. The Company, through its subsidiaries, mainly operates a smartphone application to provide the online platform with “Book Now, Pay Later” flight booking service for travelers among over 500 airlines worldwide to search and secure their tickets. With a simple, user-friendly interface, the Company enables customers to arrange and book the multiple-stop itineraries, and to check their bookings through official airline websites using the Gagfare booking reference number on http://presscentre.asia/gagfare.html. The Company will also become the driving force behind a bold new hospitality concept that takes nature lovers and intrepid travelers to exciting new and established destinations. The curated collection of boutique properties, each with a focus on diving, sustainability, conservation, and cultural authenticity, offers a thoroughly contemporary travel experience that is intrinsically linked to the destination, its heritage and its culture.

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

The Company has reported continuous accumulated losses of $5,120,214 and net current liabilities of $558,339 at March 31, 2023. The continuation of the Company as a going concern through the next twelve months is dependent upon the continued financial support from its shareholders. The Company is currently pursuing additional financing for its operations and future expansion. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

•	Basis presentation

These accompanying unaudited condensed consolidated financial statements have been prepared in U.S. Dollars in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the period ended March 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Form 10-K, as filed with the SEC on April 18, 2023.

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

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer’s financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of March 31, 2023 and December 31, 2022, there was no allowance for doubtful accounts.

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the three months ended March 31, 2023 and 2022.

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

The reporting currency of the Company is United States Dollar (“US$”) and the accompanying unaudited condensed consolidated financial statements have been expressed in US$. In addition, the Company is operating in Hong Kong and Singapore and maintain its books and record in its local currency, Hong Kong Dollars (“HKD”) and Singapore Dollars (“SGD”), which are a functional currency as being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiary whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “ Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statements of changes in shareholders’ equity.

Translation of amounts from HKD and SGD into US$ have been made at the following exchange rates for the three months ended March 31, 2023 and 2022:

	March 31, 2023	March 31, 2022
Period-end HKD:US$ exchange rate	0.1274	0.1277
Average HKD:US$ exchange rate	0.1276	0.1281
Period-end SGD:US$ exchange rate	0.7519	0.7386
Average SGD:US$ exchange rate	0.7503	0.7396

•	Comprehensive income

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying condensed consolidated statements of changes in shareholders’ equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

•	Leases

The Company adopted Topic 842, Leases (“ASC 842”). “”At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present. Leases with a term greater than one year are recognized on the balance sheet as right-of-use (“ROU”) assets, lease liabilities and long-term lease liabilities. The Company has elected not to recognize on the balance sheet leases with terms of one year or less. Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected remaining lease term. However, certain adjustments to the right-of-use asset may be required for items such as prepaid or accrued lease payments. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rates, which are the rates incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, accounts receivable, deposits, prepayments and other receivables, amount due from a director and operating lease right-of-use assets, approximate their fair values because of the short maturity of these instruments.

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

4. AMOUNTS DUE TO RELATED PARTIES

As of March 31, 2023 and December 31, 2022, the Company owed to its directors and shareholders in the amount of $347,936 and $285,482, respectively. The amounts are unsecured, non-interest bearing and repayable on demand.

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

The terms of the 1800 Notes whereby conversion is only permissible after 180 days from the issue date and number of the shares held by the holder and its affiliates when converted, shall not to exceed 4.99% of issued and outstanding common stock of the Company. On December 1, 2022, principal of $12,000 was converted to 1,518,987 shares of common stock with conversion price of $0.0079. On January 6, 2023, principal of $20,000 was converted to 3,571,429 shares of common stock with conversion price of $0.0056. On March 15, 2023, principal of $10,000 was converted to 4,761,905 shares of common stock with conversion price of $0.0021. On March 21, 2023, principal of $10,000 was converted to 4,761,905 shares of common stock with conversion price of $0.0021. As of March 31, 2023, principal of $179,500 was not yet converted.

For the three months ended March 31, 2023 and 2022, the amortization of discount was $4,022 and $0, respectively.

As of March 31, 2023 and December 31, 2022, accrued interest amounted to $11,170 and $7,314, respectively.

6. SHAREHOLDERS’ DEFICIT

Preferred Stock

Authorized shares

The Company was authorized to issue 175,000,000 shares of Class A preferred stock at par value of $0.001. Any class of preferred stock may have preferential voting rights, liquidation rights or other rights with respect to the class of common stock. These preferential rights may have anti-takeover effects and may also result in the dilution of the common shareholders, equity interest and earnings per share.

Issued and outstanding shares

As of March 31, 2023 and December 31, 2022, 1 and 1 share of Class A preferred stock was issued and outstanding.

Common Stock

Authorized shares

The Company was authorized to issue 500,000,000 shares of common stock at par value of $0.001.

Issued and outstanding shares

On January 6, 2023, the Company issued 3,571,429 shares of its common stock to pay off the principal of $20,000 at the conversion price of $0.0056 per share.

On March 15, 2023, the Company issued 4,761,905 shares of its common stock to pay off the principal of $10,000 at the conversion price of $0.0021 per share.

On March 21, 2023, the Company issued 4,761,905 shares of its common stock to pay off the principal of $10,000 at the conversion price of $0.0021 per share.

As of March 31, 2023 and December 31, 2022, 190,782,774 and 177,687,535 shares of common stock were issued and outstanding respectively.

Stock Option Plan

As of March 31, 2023 and December 31, 2022, 350,000 shares are reserved to be issued under the Plan respectively.

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

As of March 31, 2023, the operations in the United States of America incurred $4,779,570 of cumulative net operating losses which can be carried forward to offset future taxable income. The Tax Reform Act also changed the rules on net operating loss carry forwards. The 20-year limitation was eliminated, giving the taxpayer the ability to carry forward losses indefinitely. The Company has provided for a full valuation allowance against the deferred tax assets of $1,003,710 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

BVI

NHCL is considered to be an exempted British Virgin Islands Company and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States.

Singapore

NMAPL is registered in Republic of Singapore and is subject to the Singapore corporate income tax at a standard income tax rate of 17% on the assessable income arising in Singapore during its tax year. No assessable income was generated in Singapore during the three months ended March 31, 2023 and there was no provision for income tax.

As of March 31, 2023, the operation in Singapore incurred $3,375 of cumulative net operating losses which can be carried forward to offset future taxable income with no expiry. The Company has provided for a full valuation allowance against the deferred tax assets of $574 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Hong Kong

GL, BBL and JL are operating in Hong Kong and are subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the three months ended March 31, 2023 and 2022 are as follows:

	Three months ended March 31,
	2023	2022

Loss before income taxes	$(69,551)	$(4,380)
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	(11,475)	(723)
Tax effect of non-deductible items	8,169	-
Net operating loss	3,306	723
Income tax expense	$-	$-

As of March 31, 2023, the operation in Hong Kong incurred $292,131 of cumulative net operating losses which can be carried forward to offset future taxable income with no expiry. The Company has provided for a full valuation allowance against the deferred tax assets of $48,202 on the expected future tax benefits from the net operating loss carryforwards of $292,131 as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the deferred tax assets of the Company as of March 31, 2023 and December 31, 2022:

	As of
	March 31, 2023	December 31, 2022
Deferred tax assets:
Net operating loss carryforwards
- United States	$1,003,710	$999,696
- Hong Kong	48,202	44,896
- Singapore	574	559
	1,052,486	1,045,150
Less: valuation allowance	(1,052,486)	(1,045,150)
Deferred tax assets, net	$-	$-

8. RELATED PARTY TRANSACTIONS

From time to time, the directors of the Company advanced funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and had no fixed terms of repayment.

During the three months ended March 31, 2023 and 2022, the Company has been provided free office space by its shareholder. The management determined that such cost is nominal and did not recognize the rent expense in its unaudited condensed consolidated financial statements.

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

For the three months ended March 31, 2023 and 2022, the Company paid the allowance of $2,680 and $1,923 to certain shareholders for their service.

For the three months ended March 31, 2023 and 2022, the Company paid the allowance of $1,340 and $1,346 to the director for his service.

Apart from the transactions and balances detailed elsewhere in these accompanying unaudited condensed consolidated financial statements, the Company has no other significant or material related party transactions during the years presented.

9. CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the three months ended March 31, 2023, there is one single customer who accounts for 79% of the Company’s revenue totaling $98,747 with $0 accounts receivable at March 31, 2023.

For the three months ended March 31, 2022, there was no single customer whose revenue exceeded 10% of the Company’s revenue.

(b) Major vendors

For the three months ended March 31, 2023, there is one single vendor who accounts for 79% of the Company’s cost of revenue totaling $98,748, with $0 accounts payable at March 31, 2023.

For the three months ended March 31, 2022, there was no single vendor whose direct cost exceeded 10% of the Company’s cost of revenue.

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

10. COMMITMENTS AND CONTINGENCIES

As of March 31, 2023, the Company has no material commitments or contingencies.

As of March 31, 2023, the operating lease payment of $26,301 and $20,605 will become matured in the next 12 months and within one to two years.

11. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2023, up through the date the Company issued the unaudited condensed consolidated financial statements. The Company determined that there are no further events to disclose.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of New Momentum Corporation, a Nevada corporation (the “Company”), and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the December 31, 2022 audited financial statements and related notes included in the Company’s Form 10-K (File No. 000-52273; the “Form 10-K”), as filed with the Securities and Exchange Commission on April 18, 2023. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements.

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

Our activities have been financed from related-party loans and the proceeds of convertible notes. During the year ended December 31, 2022, the Company issued promissory note of principal $215,000.

The Company plans to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

PLAN OF OPERATION

We generated revenues of $124,481 and $2 from our business for the three months ended March 31, 2023 and 2022, respectively. We operate an online ticketing platform named Gagfare.com, which provides a ticketing system for individuals and agencies to search, book and issue flight tickets and other services. During the 12 months following the date of filing of this Form 10-Q, we will be focused on attempting to raise $10,000,000 of funds to expand our business. We have no assurance that future financing will materialize. If that financing is not available, we may be unable to continue. However, if such public financing is not available, we could fail to satisfy our future cash requirements. We have no assurance that future financing will materialize. If that financing is not available, we may be unable to continue. Management believes that if subsequent private placements are successful, we will be able to generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

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

RESULTS OF OPERATIONS

Comparison of the Three Months ended March 31, 2023 and 2022

As of March 31, 2023, we suffered from a working capital deficit of $558,339. As a result, our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders or other capital sources in the next twelve months. Management believes that the continuing financial support from the existing shareholders and external financing will provide the additional cash to meet our obligations as they become due. Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

The following table sets forth certain operational data for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Revenues	$124,481	$2
Cost of revenue	(124,393)	-
Gross profit	88	2
General and administrative expenses	(81,011)	(32,414)
Other income (expense)	(7,830)	12,813
Loss before Income Taxes	(88,753)	(19,599)
Income tax expense	-	-
Net loss	(88,753)	(19,599)

Revenue. We generated revenues of $124,481 and $2 for the three months ended March 31, 2023 and 2022 respectively, due to the increased transactions in ticket booking during 2023.

Cost of Revenue. Cost of revenue for the three months ended March 31, 2023 and 2022, was $124,393 and $0, respectively. Cost of revenue increased primarily as a result of the increase in our business volume.

Gross Profit. We achieved a gross profit of $88 and $2 for the three months ended March 31, 2023 and 2022, respectively. Increase in gross profit was due to Hong Kong’s lifting of its travelling restrictions.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $81,011 and $32,414 for the three months ended March 31, 2023 and 2022, respectively. The increase in G&A is primarily attributable to increase in legal and professional fee during 2023, as compared to 2022.

Income Tax Expense. Our income tax expenses for the three months ended March 31, 2023 and 2022 were $0 and $0.

Net Loss. As a result of the above, during the three months ended March 31, 2023 and 2022, we incurred a net loss of $88,753, as compared to $19,599 for the three months ended March 31, 2022.

Liquidity and Capital Resources

As of March 31, 2023, we had cash and cash equivalents of $71,966, accounts receivable of $5,113, deposits, prepayments and other receivables of $23,065.

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(43,589)	$(554)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	56,072	9,387

Net Cash Used In Operating Activities.

For the three months ended March 31, 2023, net cash used in operating activities was $43,589, which consisted primarily of net loss of $88,753, an decrease in accounts payable of $17,049, offset by amortization of convertible note discount of $4,022, depreciation of right-of-use asset of $6,669, non-cash expense related to lease liabilities of $640, non-cash financing cost of $3,856, a decrease in trade receivables of $19,092, a decrease in deposits and prepayment of 8,592, an increase in accrued liabilities and other payables of $19,342.

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

Net Cash Provided By Investing Activities.

For the three months ended March 31, 2023 and 2022, there are no net cash provided by investing activities.

Net Cash Provided By Financing Activities.

For the year ended March 31, 2023, net cash provided by financing activities was $56,072 consisting primarily of $6,382 payment of lease liabilities, $62,454 advance from related parties.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2023.

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

Based on that evaluation, our President and chief financial officer concluded that, as of March 31, 2023, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. In the meantime, management has engaged external consultants to minimize risk and ascertain compliance.

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

