Form 10-Q
period 2023-06-30
New Momentum Corp.
filed 2023-08-21
CIK 1132509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 9, 2023, there were 203,972,819 shares of common stock, $0.001 par value per share, outstanding.

NEW MOMENTUM CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2023

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

3

 PART I. FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS.

NEW MOMENTUM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2023 AND DECEMBER 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of June 30,	As of December 31,
	2023	2022
		(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$37,627	$59,247
Accounts receivable	5,132	24,205
Deposits, prepayments and other receivables	19,549	31,657

Total current assets	62,308	115,109

Non-current asset:
Right-of-use assets	40,038	-

TOTAL ASSETS	$102,346	$115,109

LIABILTIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$10,626	$17,191
Accrued liabilities and other payables	108,406	87,232
Amount due to a director	305,289	231,223
Amount due to a shareholder	75,859	54,259
Lease liabilities	26,683	-
Convertible promissory notes, net	167,789	209,652

Total current liabilities	694,652	599,557

Non-Current liabilities:
Lease liabilities	13,849	-

TOTAL LIABILITIES	708,501	599,557

Commitments and contingencies	-	-

SHAREHOLDERS’ DEFICIT
Preferred stock, Class A, $0.001 par value; 175,000,000 shares authorized; 1 share issued and outstanding as at June 30, 2023 and December 31, 2022 respectively	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized; 196,665,127 shares and 177,687,535 shares issued and outstanding as at June 30, 2023 and December 31, 2022, respectively	196,665	177,688
Additional paid in capital	4,400,116	4,369,093
Accumulated other comprehensive income	632	232
Accumulated deficit	(5,203,568)	(5,031,461)

Shareholders’ deficit	(606,155)	(484,448)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$102,346	$115,109

See accompanying notes to unaudited condensed consolidated financial statements.

NEW MOMENTUM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”))

	Three Months ended June 30,		Six Months ended June 30,
	2023	2022	2023	2022

Revenue, net	$56,286	$299,068	$180,767	$299,070

Cost of revenue	(56,045)	(297,891)	(180,438)	(297,891)

Gross profit	241	1,177	329	1,179

Operating expenses:
General and administrative expenses	(30,741)	(25,025)	(58,645)	(51,355)
Legal and professional fee	(45,340)	(5,406)	(98,447)	(11,490)
Total operating expenses	(76,081)	(30,431)	(157,092)	(62,485)

Other (expense) income:
Interest expense	(7,649)	(1,115)	(15,527)	(1,115)
Interest income	135	1	183	1
Sundry income	-	1,244	-	14,057
Total other (expense) income	(7,514)	130	(15,344)	12,943

LOSS BEFORE INCOME TAXES	(83,354)	(29,124)	(172,107)	(48,723)

Income tax expense	-	-	-	-

NET LOSS	(83,354)	(29,124)	(172,107)	(48,723)

Other comprehensive income:
Foreign currency translation (loss) gain	(475)	(5)	400	1,104

COMPREHENSIVE LOSS	$(83,829)	$(29,129)	$(171,707)	$(47,619)

Weighted average shares outstanding – Basic and diluted	187,400,150	219,614,098	187,400,150	219,614,098

Net loss per share – Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See accompanying notes to unaudited condensed consolidated financial statements.

NEW MOMENTUM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”))

	Six months ended June 30,
	2023	2022

Cash flows from operating activities:
Net loss	$(172,107)	$(48,723)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of convertible note discount	8,137	452
Depreciation of right-of-use assets	13,338	-
Non-cash lease expense	1,201	(304)
Non-cash financing cost	7,390	663

Change in operating assets and liabilities:
Accounts receivable	19,073	14,938
Deposits, prepayments and other receivables	12,108	(14,096)
Accounts payable	(6,565)	18,455
Accrued liabilities and other payables	13,784	8,679
Net cash used in operating activities	(103,641)	(19,936)

Cash flows from financing activities:
Advance from a director	74,066	8,733
Advance from a shareholder	21,600	-
Proceed from issuance of convertible note	-	65,000
Payment of lease liabilities	(14,044)	-

Net cash provided by financing activities	81,622	73,733

Effect on exchange rate change on cash and cash equivalents	399	1,101

Net change in cash and cash equivalents	(21,620)	54,898

BEGINNING OF PERIOD	59,247	15,609

END OF PERIOD	$37,627	$70,507

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid for tax	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

NEW MOMENTUM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Preferred Stock Class A		Common Stock		Additional paid	Accumulated other comprehensive	Accumulated	Total shareholders’
	No. of shares	Amount	No. of shares	Amount	in capital	losses	deficit	deficit

Balance as at January 1, 2022	1	$-	176,168,548	$176,169	$4,358,612	$(272)	$(4,842,608)	$(308,099)

Foreign currency translation adjustment	-	-	-	-	-	1,109	-	1,109
Net loss for the period	-	-	-	-	-	-	(19,599)	(19,599)

Balance as at March 31, 2022	1	$-	176,168,548	$176,169	$4,358,612	$837	$(4,862,207)	$(326,589)

Foreign currency translation adjustment	-	-	-	-	-	(5)	-	(5)
Net loss for the period	-	-	-	-	-	-	(29,124)	(29,124)
Balance as at June 30, 2022	1	$-	176,168,548	$176,169	$4,358,612	$832	$(4,891,331)	$(355,718)

Balance as at January 1, 2023	1	$-	177,687,535	$177,688	$4,369,093	$232	$(5,031,461)	$(484,448)

Shares issued on convertible notes	-	-	13,095,239	13,095	26,905	-	-	40,000
Foreign currency translation adjustment	-	-	-	-	-	875	-	875
Net loss for the period	-	-	-	-	-	-	(88,753)	(88,753)

Balance as at March 31, 2023	1	$-	190,782,774	$190,783	$4,395,998	$1,107	$(5,120,214)	$(532,326)

Shares issued on convertible notes	-	-	5,882,353	5,882	4,118	-	-	10,000
Foreign currency translation adjustment	-	-	-	-	-	(475)	-	(475)
Net loss for the period	-	-	-	-	-	-	(83,354)	(83,354)

Balance as at June 30, 2023	1	$-	196,665,127	$196,665	$4,400,116	$632	$(5,203,568)	$(606,155)

See accompanying notes to unaudited condensed consolidated financial statements.

NEW MOMENTUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

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

The Company has reported continuous accumulated losses of $5,203,568 and net current liabilities of $632,344 at June 30, 2023. The continuation of the Company as a going concern through the next twelve months is dependent upon the continued financial support from its shareholders. The Company is currently pursuing additional financing for its operations and future expansion. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying unaudited condensed consolidated financial statements and notes.

•	Basis presentation

These accompanying unaudited condensed consolidated financial statements have been prepared in U.S. Dollars in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the period ended June 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Form 10-K, as filed with the SEC on April 18, 2023.

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

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer’s financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of June 30, 2023 and December 31, 2022, there was no allowance for doubtful accounts.

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

The Company records its revenue from booking income upon the ticket booking service being rendered to travelers. The Company also records its revenue from the sale of air tickets upon the confirmation and issuance of tickets to the travelers.

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the six months ended June 30, 2023 and 2022.

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

Translation of amounts from HKD and SGD into US$ have been made at the following exchange rates for the six months ended June 30, 2023 and 2022:

	June 30, 2023	June 30, 2022
Period-end HKD:US$ exchange rate	0.12764	0.12745
Average HKD:US$ exchange rate	0.12757	0.12779
Period-end SGD:US$ exchange rate	0.73910	0.73864
Average SGD:US$ exchange rate	0.74845	0.73958

•	Comprehensive income

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

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and believe the future adoption of any such pronouncements may not be expected to cause a material impact on its financial condition or the results of its operations.

4. AMOUNTS DUE TO A DIRECTOR AND SHAREHOLDER

As of June 30, 2023 and December 31, 2022, the Company owed to its director an amount of $305,289 and $231,223, respectively. As of June 30, 2023 and December 31, 2022, the Company owed to a shareholder an amount of $75,859 and $54,259, respectively. The amounts are unsecured, non-interest bearing and repayable on demand.

5. CONVERTIBLE PROMISSORY NOTE

On May 18, 2022, the Company and 1800 Diagonal Lending LLC, (“1800”) entered into a Securities Purchase Agreement, whereby the Company issued a promissory note to 1800 (the “1800 Note”) in the original principal amount of $68,750. The 1800 Note contains an original issue discount of $3,750 which will be reflected as a debt discount and amortized over the twelve months Note term. The 1800 Note is convertible into shares of common stock of the Company at a price equal to 35% of the lowest trading price of the Company’s common stock for the twenty (20) consecutive trading days immediately preceding to the conversion date. The 1800 Note bears interest at 8% per annum and was due on May 18, 2023.  As of June 30, 2023, a principal balance of $6,750 remained to be issued. This was subsequently settled via issuance of shares on August 2, 2023.

On August 4, 2022, the Company and 1800 Diagonal Lending LLC, (“1800”) entered into a Securities Purchase Agreement, whereby the Company issued another promissory note to 1800 (the “1800 Note”) in the original principal amount of $54,250. The 1800 Note contains an original issue discount of $4,250 which will be reflected as a debt discount and amortized over the twelve months Note term. The 1800 Note is convertible into shares of common stock of the Company at a price equal to 35% of the lowest trading price of the Company’s common stock for the twenty (20) consecutive trading days immediately preceding to the conversion date. The 1800 Note bears interest at 8% per annum and is due on August 4, 2023. As of today, no conversion has taken place.

On September 2, 2022, the Company and 1800 Diagonal Lending LLC, (“1800”) entered into a Securities Purchase Agreement, whereby the Company issued a further promissory note to 1800 (the “1800 Note”) in the original principal amount of $54,250. The 1800 Note contains an original issue discount of $4,250 which will be reflected as a debt discount and amortized over the twelve months Note term. The 1800 Note is convertible into shares of common stock of the Company at a price equal to 35% of the lowest trading price of the Company’s common stock for the twenty (20) consecutive trading days immediately preceding to the conversion date. The 1800 Note bears interest at 8% per annum and is due on September 2, 2023.

On September 20, 2022, the Company and 1800 Diagonal Lending LLC, (“1800”) entered into a Securities Purchase Agreement, whereby the Company issued yet another promissory note to 1800 (the “1800 Note”) in the original principal amount of $54,250. The 1800 Note contains an original issue discount of $4,250 which will be reflected as a debt discount and amortized over the twelve months Note term. The 1800 Note is convertible into shares of common stock of the Company at a price equal to 35% of the lowest trading price of the Company’s common stock for the twenty (20) consecutive trading days immediately preceding to the conversion date. The 1800 Note bears interest at 8% per annum and is due on September 20, 2023.

The terms of the 1800 Notes whereby conversion is only permissible after 180 days from the issue date and number of the shares held by the holder and its affiliates when converted, shall not to exceed 4.99% of issued and outstanding common stock of the Company. On December 1, 2022, principal of $12,000 was converted to 1,518,987 shares of common stock with conversion price of $0.0079. On January 6, 2023, principal of $20,000 was converted to 3,571,429 shares of common stock with conversion price of $0.0056. On March 15, 2023, principal of $10,000 was converted to 4,761,905 shares of common stock with conversion price of $0.0021. On March 21, 2023, principal of $10,000 was converted to 4,761,905 shares of common stock with conversion price of $0.0021. On June 9, 2023, principal of $10,000 was converted to 5,882,353 shares of common stock with conversion price of $0.0017. As of June 30, 2023, principal of $169,500 was not yet converted.

For the six months ended June 30, 2023 and 2022, the amortization of discount was $8,137 and $452, respectively.

As of June 30, 2023 and December 31, 2022, accrued interest amounted to $14,704 and $7,314, respectively.

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

Issued and outstanding shares

As of June 30, 2023 and December 31, 2022, 1 and 1 share of Class A preferred stock was issued and outstanding.

Common Stock

Authorized shares

The Company was authorized to issue 500,000,000 shares of common stock at par value of $0.001.

Issued and outstanding shares

On December 1, 2022, the Company issued 1,518,987 shares of its common stock to pay off the principal of $12,000 at the conversion price of $0.0079 per share.

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

On June 9, 2023, the Company issued 5,882,353 shares of its common stock to pay off the principal of $10,000 at the conversion price of $0.0017 per share.

As of June 30, 2023 and December 31, 2022, 196,665,127 and 177,687,535 shares of common stock were issued and outstanding respectively.

Stock Incentive Option Plan

On October 14, 2020, the Company approved a Share Incentive Option Plan whereby an aggregate of twenty million (20,000,000) shares of common stock were initially reserved for issuance upon exercise of stock options under the Plan.  As of June 30, 2023, 19,650,000 stock of common shares have been issued under the Plan.

As of June 30, 2023 and December 31, 2022, 350,000 shares are reserved to be issued under the Plan respectively.

The Plan shall remain in effect for a period of ten (10) years from the effective date of October 14, 2020 for the granting of options and until all options granted under the Plan have been exercised or expired, or vested or forfeited.

7. INCOME TAX

The Company mainly operates in Hong Kong and is subject to taxes in the governing jurisdictions in which it operates. The effective tax rate in the period presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rate, as follows:

United States of America

NNAX is registered in the State of Nevada and is subject to US federal corporate income tax of 21%. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in its income tax provision. The Company has not accrued or paid interest or penalties as they were not material to its results of operations for the periods presented.

As of June 30, 2023, the operations in the United States of America incurred $4,801,333 of cumulative net operating losses which can be carried forward indefinitely to offset future taxable income. The Company has provided for a full valuation allowance against the deferred tax assets of $1,008,280 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

	Six months ended June 30,
	2023	2022

Loss before income taxes	$(40,877)	$(24,507)
Statutory income tax rate	21%	21%
Income tax expense at statutory rate	(8,584)	(5,146)
Tax loss	8,584	5,146
Income tax expense	$-	$-

BVI

NHCL is considered to be an exempted British Virgin Islands Company and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States.

Singapore

NMAPL is registered in Republic of Singapore and is subject to the Singapore corporate income tax at a standard income tax rate of 17% on the assessable income arising in Singapore during its tax year. No assessable income was generated in Singapore during the six months ended June 30, 2023 and there was no provision for income tax.

As of June 30, 2023, the operation in Singapore incurred $3,648 of cumulative net operating losses which can be carried forward to offset future taxable income with no expiry. The Company has provided for a full valuation allowance against the deferred tax assets of $620 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future. The reconciliation of income tax rate to the effective income tax rate for the six months ended June 30, 2023 and 2022 are as follows:

	Six months ended June 30,
	2023	2022

Loss before income taxes	$(361)	$(1,125)
Statutory income tax rate	17%	17%
Income tax expense at statutory rate	(61)	(191)
Tax loss	61	191
Income tax expense	$-	$-

Hong Kong

GL, BBL and JL are operating in Hong Kong and are subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the six months ended June 30, 2023 and 2022 are as follows:

	Six months ended June 30,
	2023	2022

Loss before income taxes	$(69,551)	$(20,827)
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	(11,475)	(3,436)
Tax effect of non-taxable items	(8)	-
Tax effect of non-deductible items	8,177	-
Tax loss	3,306	3,436
Income tax expense	$-	$-

As of June 30, 2023, the operation in Hong Kong incurred $313,859 of cumulative net operating losses which can be carried forward to offset future taxable income with no expiry. The Company has provided for a full valuation allowance against the deferred tax assets of $51,787 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the deferred tax assets of the Company as of June 30, 2023 and December 31, 2022:

	As of
	June 30, 2023	December 31, 2022
Deferred tax assets:
Tax losses carryforwards
- United States	$1,008,280	$999,696
- Hong Kong	51,787	44,896
- Singapore	620	559
	1,060,687	1,045,150
Less: valuation allowance	(1,060,687)	(1,045,150)
Deferred tax assets, net	$-	$-

8. NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the year. The following table sets forth the computation of basic and diluted net loss per share for the six months ended June 30, 2023 and 2022:

Schedule of computation of net loss per share
	Six months ended June 30,
	2023	2022

Net loss attributable to common shareholders	$(172,107)	$(48,723)

Weighted average common shares outstanding
–Basic	187,400,150	219,614,098
–Diluted	187,400,150	219,614,098

Net loss per share
–Basic	$(0.00)	$(0.00)
–Diluted	$(0.00)	$(0.00)

# less than $0.001

For the six months ended June 30, 2023 and 2022, despite potential conversion of promissory notes, diluted weighted-average common shares outstanding is equal to basic weighted-average common shares, due to the Company’s net loss position.   No common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive.

9. RELATED PARTY TRANSACTIONS

From time to time, the directors of the Company advanced funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and had no fixed terms of repayment.

During the six months ended June 30, 2023 and 2022, the Company has been provided free office space by its shareholder. The management determined that such cost is nominal and did not recognize the rent expense in its unaudited condensed consolidated financial statements.

Since February 1, 2016, the Company was granted with the right of use to the website and mobile application platforms by JJ Explorer Tours Limited (“JJ Explorer”), which was also controlled by the director, Leung Tin Lung David of the Company. Also, the Company formed a cooperation partnership with JJ Explorer whereby JJ Explorer invested to develop and maintain the operations of the Gagfare web and mobile application platforms for an extended term of 10 years ending January 31,2026. JJ Explorer would share 50% of the net earnings generated by the Company from the use of its web and mobile application platforms during the cooperation period. The agreement however, was mutually terminated on February 28, 2022 and concurrently, the Company, through NMAPL entered into a Cooperation Agreement with JJ Explorer, whereby NMAPL was granted the right of use to the website and mobile application platform owned by JJ Explorer, for a term of 5 years. The Company would share 50% of its net earnings through the platform with JJ Explorer.

The agreement, nevertheless was also terminated on October 31, 2022.

For the three and six months ended June 30,2022, and for the period till termination on October 31,2022, the Company had not generated any earnings from the use of the web and mobile application platforms, and accordingly, there are no service charges and payables due to JJ Explorer that had arisen.

For the three months ended June 30, 2023 and 2022, the Company paid the allowance of $2,679 and $2,683 to certain shareholders for their service.

For the six months ended June 30, 2023 and 2022, the Company paid the allowance of $5,358 and $4,600 to certain shareholders for their services.

For the three months ended June 30, 2023 and 2022, the Company paid the allowance of $1,340 and $1,342 to the director for his service.

For the six months ended June 30, 2023 and 2022, the Company paid the allowance of $2,679 and $2,684 to the director for his service.

Apart from the transactions and balances detailed elsewhere in these accompanying unaudited condensed consolidated financial statements, the Company has no other significant or material related party transactions during the years presented.

10. CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the three months ended June 30, 2023, there is one single customer who accounts for 85% of the Company’s revenue totaling $47,571 with $0 accounts receivable at June 30, 2023.

For the six months ended June 30, 2023, there is one single customer who accounts for 81% of the Company’s revenue totaling $146,317 with $0 accounts receivable at June 30, 2023.

For the three months ended June 30, 2022, there was a single customer who accounted for 99% of the Company’s revenue totaling $299,066 with $0 accounts receivable at June 30, 2022.

For the six months ended June 30, 2022, there was a single customer who accounted for 99% of the Company’s revenue totaling $299,066 with $0 accounts receivable at June 30, 2022.

(b) Major vendors

For the three months ended June 30, 2023, there is one single vendor who accounts for 85% of the Company’s cost of revenue totaling $47,431, with $8,218 accounts payable at June 30, 2023.

For the six months ended June 30, 2023, there is one single vendor who accounts for 81% of the Company’s cost of revenue totaling $146,011, with $8,218 accounts payable at June 30, 2023.

For the three months ended June 30, 2022, there was a single vendor who accounted for 100% of the Company’s cost of revenue totaling $297,891, with $0 accounts payable at June 30, 2022.

For the six months ended June 30, 2022, there was a single vendor who accounted for 100% of the Company’s cost of revenue totaling $297,891 with $0 accounts payable at June 30, 2022.

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

11. COMMITMENTS AND CONTINGENCIES

As of June 30, 2023, the Company has no material commitments or contingencies other than the following;-.

As of June 30, 2023, the operating lease payment of $26,683 and $13,849 will mature in the next 12 months and within one to two years respectively.

12. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2023, up through the date the Company issued the unaudited condensed consolidated financial statements. The Company determined that there are no further events to disclose.

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

PLAN OF OPERATION

We generated revenues of $180,767 and $299,070 from our business for the six months ended June 30, 2023 and 2022, respectively. We operate an online ticketing platform named Gagfare.com, which provides a ticketing system for individuals and agencies to search, book and issue flight tickets and other services. During the 12 months following the date of filing of this Form 10-Q, we will be focused on attempting to raise $10,000,000 of funds to expand our business. We have no assurance that future financing will materialize. If that financing is not available, we may be unable to continue. However, if such public financing is not available, we could fail to satisfy our future cash requirements. We have no assurance that future financing will materialize. If that financing is not available, we may be unable to continue. Management believes that if subsequent private placements are successful, we will be able to generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

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

RESULTS OF OPERATIONS

Comparison of the Three Months ended June 30, 2023 and 2022

As of June 30, 2023, we suffered from a working capital deficit of $632,344. As a result, our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders or other capital sources in the next twelve months. Management believes that the continuing financial support from the existing shareholders and external financing will provide the additional cash to meet our obligations as they become due. Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

The following table sets forth certain operational data for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022
Revenues	$56,286	$299,068
Cost of revenue	(56,045)	(297,891)
Gross profit	241	1,177
General and administrative expenses	(76,081)	(30,431)
Other (expense) income	(7,514)	130
Loss before income taxes	(83,354)	(29,124)
Income tax expense	-	-
Net loss	(83,354)	(29,124)

Revenue. We generated revenues of $56,286 and $299,068 for the three months ended June 30, 2023 and 2022 respectively, due to the decreased transactions in ticket booking during 2023.

Cost of Revenue. Cost of revenue for the three months ended June 30, 2023 and 2022, was $56,045 and $297,891, respectively. Cost of revenue decreased primarily as a result of the decrease in our business volume.

Gross Profit. We achieved a gross profit of $241 and $1,177 for the three months ended June 30, 2023 and 2022, respectively, due to the decreased transactions in ticket booking during 2023.

Other (Expense) Income. We incurred other (expense) income of $(7,514) and $130 for the three months ended June 30, 2023 and 2022, respectively. The increase in other expense is primarily attributable to increase in amortization of convertible note discount and interest on convertible note as most of the promissory notes were issued subsequent to June 2022. Further, in the period ended June 2022, government subsidies were received due to covid 19 pandemic which ceased thereafter.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $76,081 and $30,431 for the three months ended June 30, 2023 and 2022, respectively. The increase in G&A is primarily attributable to increase in legal and professional fee related to business development during 2023, as compared to 2022.

Income Tax Expense. Our income tax expenses for the three months ended June 30, 2023 and 2022 were $0 and $0.

Net Loss. As a result of the above, during the three months ended June 30, 2023, we incurred a net loss of $83,354, as compared to $29,124 for the three months ended June 30, 2022.

Comparison of the Six Months ended June 30, 2023 and 2022

The following table sets forth certain operational data for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
Revenues	$180,767	$299,070
Cost of revenue	(180,438)	(297,891)
Gross profit	329	1,179
General and administrative expenses	(157,092)	(62,845)
Other (expense) income	(15,344)	12,943
Loss before income taxes	(172,107)	(48,723)
Income tax expense	-	-
Net loss	(172,107)	(48,723)

Revenue. We generated revenues of $180,767 and $299,070 for the six months ended June 30, 2023 and 2022 respectively, due to the decreased transactions in ticket booking during 2023.

Cost of Revenue. Cost of revenue for the six months ended June 30, 2023 and 2022, was $180,438 and $297,891, respectively. Cost of revenue decreased primarily as a result of the decrease in our business volume.

Gross Profit. We achieved a gross profit of $329 and $1,179 for the six months ended June 30, 2023 and 2022, respectively, due to the decreased transactions in ticket booking during 2023 as the demand decreased.

Other (Expense) Income. We incurred other (expense) income of $(15,344) and $12,943 for the six months ended June 30, 2023 and 2022, respectively. The increase in other expense is primarily attributable to increase in amortization of convertible note discount and interest on convertible note as most of the promissory notes were issued subsequent to June 2022.  Further, in the period ended June 2022, government subsidies were received due to covid 19 pandemic which ceased thereafter.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $157,092 and $62,845 for the six months ended June 30, 2023 and 2022, respectively. The increase in G&A is primarily attributable to increase in legal and professional fee related to business development during 2023, as compared to 2022.

Income Tax Expense. Our income tax expenses for the six months ended June 30, 2023 and 2022 were $0 and $0.

Net Loss. As a result of the above, during the six months ended June 30, 2023, we incurred a net loss of $172,107, as compared to $48,723 for the six months ended June 30, 2022.

Liquidity and Capital Resources

As of June 30, 2023, we had cash and cash equivalents of $37,627, accounts receivable of $5,132, deposits, prepayments and other receivables of $19,549.

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(103,641)	$(19,936)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	81,622	73,733

Net Cash Used In Operating Activities.

For the six months ended June 30, 2023, net cash used in operating activities was $103,641, which consisted primarily of net loss of $172,107, an decrease in accounts payable of $6,565, offset by amortization of convertible note discount of $8,137, depreciation of right-of-use asset of $13,338, non-cash expense related to lease liabilities of $1,201, non-cash financing cost of $7,390, a decrease in trade receivables of $19,073, a decrease in deposits and prepayment of 12,108, an increase in accrued liabilities and other payables of $13,784.

For the six months ended June 30, 2022, net cash used in operating activities was $19,936, which consisted primarily of a net loss of $48,723, and an increase in deposits, prepayments and other receivables of $14,096, offset by amortization of convertible note discount of $452, non-cash income related to lease liabilities of $304, non-cash financing cost of $663, a decrease in accounts receivables of $14,938, an increase in accounts payable of $18,455, an increase in accrued liabilities and other payables of $8,679.

We expect to continue to rely on cash generated through financing from our existing shareholders and private placements of our securities, however, to finance our operations and future acquisitions.

Net Cash Provided By Investing Activities.

For the six months ended June 30, 2023 and 2022, there are no net cash provided by investing activities.

Net Cash Provided By Financing Activities.

For the six months ended June 30, 2023, net cash provided by financing activities was $81,622 consisting primarily of $14,044 payment of lease liabilities and $74,066 advance from director and $21,600 advance from shareholder.

For the six months ended June 30, 2022, net cash provided by financing activities was $73,733 consisting primarily of $8,733 advances from a director, and $65,000 proceeds from issuance of convertible note.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2023.

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

Based on that evaluation, our President and chief financial officer concluded that, as of June 30, 2023, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. In the meantime, management has engaged external consultants to minimize risk and ascertain compliance.

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

NEW MOMENTUM CORPORATION

Date: August 21, 2023	By:	/s/ Leung Tin Lung David
	Name:	Leung Tin Lung David
	Title:	President and Chief Executive Officer (principal executive officer, principal accounting officer and principal financial officer)

