Form 10-Q
period 2023-09-30
New Momentum Corp.
filed 2023-11-20
CIK 1132509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 31, 2023, there were235,586,359 shares of common stock, $0.001 par value per share, outstanding.

NEW MOMENTUM CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2023

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

3

 PART I. FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS.

NEW MOMENTUM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2023 AND DECEMBER 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of September 30,	As of December 31,
	2023	2022
		(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$22,717	$59,247
Accounts receivable	898	24,205
Deposits, prepayments and other receivables	19,552	31,657

Total current assets	43,167	115,109

Non-current asset:
Right-of-use assets	33,370	-

TOTAL ASSETS	$76,537	$115,109

LIABILTIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$9,183	$17,191
Accrued liabilities and other payables	118,043	87,232
Amount due to a director	311,529	231,223
Amount due to a shareholder	77,202	54,259
Lease liabilities	27,023	-
Convertible promissory notes, net	180,125	209,652

Total current liabilities	723,105	599,557

Non-Current liabilities:
Lease liabilities	6,969	-

TOTAL LIABILITIES	730,074	599,557

Commitments and contingencies	-	-

SHAREHOLDERS’ DEFICIT
Preferred stock, Class A, $0.001 par value; 175,000,000 shares authorized; 1 share issued and outstanding as at September 30, 2023 and December 31, 2022 respectively	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized; 213,972,819 shares and 177,687,535 shares issued and outstanding as at September 30, 2023 and December 31, 2022, respectively	213,973	177,688
Additional paid in capital	4,402,058	4,369,093
Accumulated other comprehensive income	640	232
Accumulated deficit	(5,270,208)	(5,031,461)

Shareholders’ deficit	(653,537)	(484,448)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$76,537	$115,109

See accompanying notes to unaudited condensed consolidated financial statements.

NEW MOMENTUM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”))

	Three Months ended September 30,		Nine Months ended September 30,
	2023	2022	2023	2022

Revenue, net	$25,306	$331,392	$206,073	$630,462

Cost of revenue	(21,488)	(330,121)	(201,926)	(628,012)

Gross profit	3,818	1,271	4,147	2,450

Operating expenses:
General and administrative expenses	(28,114)	(52,695)	(86,759)	(104,050)
Legal and professional fee	(10,282)	(9,706)	(108,729)	(21,196)
Total operating expenses	(38,396)	(62,401)	(195,488)	(125,246)

Other (expense) income:
Interest expense	(32,082)	(4,307)	(47,609)	(5,422)
Interest income	20	1	203	2
Other expense	-	(14)	-	-
Sundry income	-	-	-	14,043
Total other (expense) income	(32,062)	(4,320)	(47,406)	8,623

LOSS BEFORE INCOME TAXES	(66,640)	(65,450)	(238,747)	(114,173)

Income tax expense	-	-	-	-

NET LOSS	(66,640)	(65,450)	(238,747)	(114,173)

Other comprehensive income:
Foreign currency translation gain	8	144	408	1,248

COMPREHENSIVE LOSS	$(66,632)	$(65,306)	$(238,339)	$(112,925)

Weighted average shares outstanding – Basic and diluted	193,630,331	176,168,548	193,630,331	176,168,548

Net loss per share – Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See accompanying notes to unaudited condensed consolidated financial statements.

NEW MOMENTUM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”))

	Nine months ended September 30,
	2023	2022

Cash flows from operating activities:
Net loss	$(238,747)	$(114,173)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of convertible note discount	9,848	2,377
Depreciation of right-of-use assets	20,020	18,709
Non-cash lease expense	1,681	958
Non-cash financing cost	37,761	3,045

Change in operating assets and liabilities:
Accounts receivable	23,307	9,326
Deposits, prepayments and other receivables	12,105	(10,533)
Accounts payable	(5,258)	33,403
Contract liabilities	-	3,224
Accrued liabilities and other payables	20,175	16,902
Net cash used in operating activities	(119,108)	(36,762)

Cash flows from financing activities:
Advance from a director	80,306	1,070
Advance from a shareholder	22,943	-
Proceed from issuance of convertible note	-	165,000
Payment of lease liabilities	(21,079)	(20,254)

Net cash provided by financing activities	82,170	145,816

Effect on exchange rate change on cash and cash equivalents	408	1,376

Net change in cash and cash equivalents	(36,530)	110,430

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	59,247	15,609

CASH AND CASH EQUIVALENTS, END OF PERIOD	$22,717	$126,039

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid for tax	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

NEW MOMENTUM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the Three and Nine months ended September 30, 2022 and 2021
	Series A Preferred Stock		Common stock		Additional paid-in	Accumulated other comprehensive (loss)	Accumulated	Total shareholders’
	Amount	No. of shares	Amount	No. of shares	capital	income	losses	deficit

Balance as at January 1, 2022 (audited)	1	$-	176,168,548	$176,169	$4,358,612	$(272)	$(4,842,608)	$(308,099)

Foreign currency translation adjustment	-	-	-	-	-	1,109	-	1,109
Net loss for the period	-	-	-	-	-	-	(19,599)	(19,599)

Balance as at March 31, 2022	1	-	176,168,548	176,169	4,358,612	837	(4,862,207)	(326,589)

Foreign currency translation adjustment	-	-	-	-	-	(5)	-	(5)
Net loss for the period	-	-	-	-	-	-	(29,124)	(29,124)

Balance as at June 30, 2022	1	-	176,168,548	176,169	4,358,612	832	(4,891,331)	(355,718)

Foreign currency translation adjustment	-	-	-	-	-	144	-	144
Net loss for the period	-	-	-	-	-	-	(65,450)	(65,450)

Balance as at September 30, 2022	1	$-	176,168,548	$176,169	$4,358,612	$976	$(4,956,781)	$(421,024)

Balance as at January 1, 2023 (audited)	1	$-	177,687,535	$177,688	$4,369,093	$232	$(5,031,461)	$(484,448)

Shares issued on convertible notes	-	-	13,095,239	13,095	26,905	-	-	40,000
Foreign currency translation adjustment	-	-	-	-	-	875	-	875
Net loss for the period	-	-	-	-	-	-	(88,753)	(88,753)

Balance as at March 31, 2023	1	-	190,782,774	190,783	4,395,998	1,107	(5,120,214)	(532,326)

Shares issued on convertible notes	-	-	5,882,353	5,882	4,118	-	-	10,000
Foreign currency translation adjustment	-	-	-	-	-	(475)	-	(475)
Net loss for the period	-	-	-	-	-	-	(83,354)	(83,354)

Balance as at June 30, 2023	1	-	196,665,127	196,665	4,400,116	632	(5,203,568)	(606,155)

Shares issued on convertible notes	-	-	17,307,692	17,308	1,942	-	-	19,250
Foreign currency translation adjustment	-	-	-	-	-	8	-	8
Net loss for the period	-	-	-	-	-	-	(66,640)	(66,640)

Balance as at September 30, 2023	1	$-	213,972,819	$213,973	$4,402,058	$640	$(5,270,208)	$(653,537)

See accompanying notes to unaudited condensed consolidated financial statements.

NEW MOMENTUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

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

The Company has reported continuous accumulated losses of $5,270,208 and working capital deficit of $679,938 at September 30, 2023. The continuation of the Company as a going concern through the next twelve months is dependent upon the continued financial support from its shareholders. The Company is currently pursuing additional financing for its operations and future expansion. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

These accompanying unaudited condensed consolidated financial statements have been prepared in U.S. Dollars in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the period ended September 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Form 10-K, as filed with the SEC on April 18, 2023.

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

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 60 days from completion of service. Credit is extended based on evaluation of a customer’s financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of September 30, 2023 and December 31, 2022, there was no allowance for doubtful accounts.

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the nine months ended September 30, 2023 and 2022.

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

The reporting currency of the Company is United States Dollar (“US$”) and the accompanying unaudited condensed consolidated financial statements have been expressed in US$. In addition, the Company is operating in Hong Kong and Singapore and maintain its books and record in its local currency, Hong Kong Dollars (“HKD”) and Singapore Dollars (“SGD”), which are their respective functional currencies, being the primary currencies of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiary whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “ Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statements of changes in shareholders’ equity.

Translation of amounts from HKD and SGD into US$ have been made at the following exchange rates for the nine months ended September 30, 2023 and 2022:

	September 30, 2023	September 30, 2022
Period-end HKD:US$ exchange rate	0.12766	0.12739
Average HKD:US$ exchange rate	0.12765	0.12767
Period-end SGD:US$ exchange rate	0.73239	0.69731
Average SGD:US$ exchange rate	0.74593	0.72704

•	Comprehensive income

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

The unaudited condensed consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of condensed consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amount due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

4. AMOUNTS DUE TO A DIRECTOR AND SHAREHOLDER

As of September 30, 2023 and December 31, 2022, the Company owed to its director an amount of $311,529 and $231,223, respectively. As of September 30, 2023 and December 31, 2022, the Company owed to a shareholder an amount of $77,202 and $54,259, respectively. The amounts are unsecured, non-interest bearing and repayable on demand.

5. CONVERTIBLE PROMISSORY NOTES

The Company had issued Convertible Promissory Notes to 1800 Diagonal Lending LLC, (“1800”) via numerous Securities Purchase Agreements as stated in the foregoing paragraphs, The terms of the 1800 Notes , which bear interest at 8% per annum provides for the conversion only after 180 days from the issue date, and number of the shares held by the holder and its affiliates when converted, shall not to exceed 4.99% of issued and outstanding common stock of the Company. The 1800 Notes are convertible into shares of common stock of the Company at a price equal to 35% of the lowest trading price of the Company’s common stock for the twenty (20) consecutive trading days immediately preceding to the conversion date.

On May 18, 2022, the Company issued a promissory note in the original principal amount of $68,750 which was due on May 18, 2023. The 1800 Note contained an original issue discount of $3,750 which was reflected as a debt discount and amortized over the twelve months Note term. .  The Notes were subsequently fully settled as follows:

•	on December 1, 2022, principal of $12,000 was converted to 1,518,987 shares of common stock with conversion price of $0.0079 per share;
•	on January 6, 2023, principal of $20,000 was converted to 3,571,429 shares of common stock with conversion price of $0.0056 per share;
•	on March 15, 2023, principal of $10,000 was converted to 4,761,905 shares of common stock with conversion price of $0.0021 per share;
•	on March 21, 2023, principal of $10,000 was converted to 4,761,905 shares of common stock with conversion price of $0.0021 per share;
•	on June 9, 2023, principal of $10,000 was converted to 5,882,353 shares of common stock with conversion price of $0.0017 per share; and
•	on August 2, 2023, principal of $6,750 and interest payable of $2,750 were converted to 7,307,692 shares of common stock with conversion price of $0.0013 per share.

On August 4, 2022, the Company issued another promissory note in the original principal amount of $54,250 which was due on August 4, 2023. The 1800 Note contained an original issue discount of $4,250 which was reflected as a debt discount and amortized over the twelve months Note term. As of September 30, 2023, principal of $9,750 was converted to 10,000,000 shares of common stock with conversion price of $0.000975 per share and a further default interest of $27,125 was incurred resulting principal of $71,625 still remained to be converted.

On September 2, 2022, the Company issued a further promissory note in the original principal amount of $54,250 which was due on September 2, 2023. The 1800 Note contained an original issue discount of $4,250 which was reflected as a debt discount and amortized over the twelve months Note term. The principal, however, has not yet been converted as of September 30, 2023 and to date.

On September 20, 2022, the Company issued yet another promissory note in the original principal amount of $54,250 which was due on September 20, 2023. The 1800 Note contained an original issue discount of $4,250 which was reflected as a debt discount and amortized over the twelve months Note term. The principal, however, has not yet been converted as of September 30, 2023 and to date.

Of all the 1800 Notes issued above, as of September 30, 2023, principal of $153,000 has not yet been converted.

For the nine months ended September 30, 2023 and 2022, the amortization of discount was $9,848 and $452, respectively.

As of September 30, 2023 and December 31, 2022, accrued interest amounted to $15,200 and $7,314, respectively.

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

Issued and outstanding shares

As of September 30, 2023 and December 31, 2022, 1 share of Class A preferred stock was issued and outstanding.

Common Stock

Authorized shares

The Company was authorized to issue 500,000,000 shares of common stock at par value of $0.001.

Issued and outstanding shares

On December 1, 2022, the Company issued 1,518,987 shares of its common stock to pay off the 1800 Notes with principal of $12,000 at the conversion price of $0.0079 per share.

On January 6, 2023, the Company issued 3,571,429 shares of its common stock to pay off the 1800 Notes with principal of $20,000 at the conversion price of $0.0056 per share.

On March 15, 2023, the Company issued 4,761,905 shares of its common stock to pay off the 1800 Notes with principal of $10,000 at the conversion price of $0.0021 per share.

On March 21, 2023, the Company issued 4,761,905 shares of its common stock to pay off the 1800 Notes with principal of $10,000 at the conversion price of $0.0021 per share.

On June 9, 2023, the Company issued 5,882,353 shares of its common stock to pay off the 1800 Notes with principal of $10,000 at the conversion price of $0.0017 per share.

On August 2, 2023, the Company issued 7,307,692 shares of its common stock to pay off the 1800 Notes with principal of $6,750 and interest payable of $2,750 at the conversion price of $0.0013 per share.

On August 21, 2023, the Company issued 10,000,000 shares of its common stock to pay off the 1800 Notes with principal of $9,750 at the conversion price of $0.000975 per share.

As of September 30, 2023 and December 31, 2022, 213,972,819 and 177,687,535 shares of common stock were issued and outstanding respectively.

Stock Incentive Option Plan

On October 14, 2020, the Company approved a Share Incentive Option Plan whereby an aggregate of twenty million (20,000,000) shares of common stock were initially reserved for issuance upon exercise of stock options under the Plan.  As of September 30, 2023, 19,650,000 stock of common shares have been issued under the Plan.

As of September 30, 2023 and December 31, 2022, 350,000 shares are reserved to be issued under the Plan respectively.

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

As of September 30, 2023, the operations in the United States of America incurred $4,843,555 of cumulative net operating losses which can be carried forward indefinitely to offset future taxable income. The Company has provided for a full valuation allowance against the deferred tax assets of $1,017,147 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

	Nine months ended September 30,
	2023	2022

Loss before income taxes	$(83,099)	$(46,721)
Statutory income tax rate	21%	21%
Income tax expense at statutory rate	(17,451)	(9,811)
Tax loss	17,451	9,811
Income tax expense	$-	$-

BVI

NHCL is considered to be an exempted British Virgin Islands Company and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States.

Singapore

NMAPL is registered in Republic of Singapore and is subject to the Singapore corporate income tax at a standard income tax rate of 17% on the assessable income arising in Singapore during its tax year. No assessable income was generated in Singapore during the nine months ended September 30, 2023 and there was no provision for income tax.

As of September 30, 2023, the operation in Singapore incurred $5,282 of cumulative net operating losses which can be carried forward to offset future taxable income with no expiry. The Company has provided for a full valuation allowance against the deferred tax assets of $898 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future. The reconciliation of income tax rate to the effective income tax rate for the nine months ended September 30, 2023 and 2022 are as follows:

	Nine months ended September 30,
	2023	2022

Loss before income taxes	$(1,995)	$(1,716)
Statutory income tax rate	17%	17%
Income tax expense at statutory rate	(339)	(292)
Tax loss	339	292
Income tax expense	$-	$-

Hong Kong

GL, BBL and JL are operating in Hong Kong and are subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the nine months ended September 30, 2023 and 2022 are as follows:

	Nine months ended September 30,
	2023	2022

Loss before income taxes	$(145,335)	$(37,107)
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	(23,981)	(6,123)
Tax effect of non-taxable items	(33)	-
Tax effect of non-deductible items	14,361	-
Tax loss	9,653	6,123
Income tax expense	$-	$-

As of September 30, 2023, the operations in Hong Kong incurred $330,598 of cumulative net operating losses which can be carried forward to offset future taxable income with no expiry. The Company has provided for a full valuation allowance against the deferred tax assets of $54,549 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the deferred tax assets of the Company as of September 30, 2023 and December 31, 2022:

	As of
	September 30, 2023	December 31, 2022
Deferred tax assets:
Tax losses carryforwards
- United States	$1,017,147	$999,696
- Hong Kong	54,549	44,896
- Singapore	898	559
	1,072,593	1,045,150
Less: valuation allowance	(1,072,593)	(1,045,150)
Deferred tax assets, net	$-	$-

8. NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the year. The following table sets forth the computation of basic and diluted net loss per share for the nine months ended September 30, 2023 and 2022:

Schedule of computation of net loss per share
	Nine months ended September 30,
	2023	2022

Net loss attributable to common shareholders	$(238,747)	$(114,173)

Weighted average common shares outstanding
–Basic	193,630,331	176,168,548
–Diluted	193,630,331	176,168,548

Net loss per share
–Basic	$(0.00)	$(0.00)
–Diluted	$(0.00)	$(0.00)

# less than $0.001

For the nine months ended September 30, 2023 and 2022, despite potential conversion of promissory notes and shares to be issued under the Incentive Plan, diluted weighted-average common shares outstanding is equal to basic weighted-average common shares, due to the Company’s net loss position.   No common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive.

9. RELATED PARTY TRANSACTIONS

From time to time, the directors of the Company advanced funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and had no fixed terms of repayment.

During the nine months ended September 30, 2023 and 2022, the Company has been provided free office space by its shareholder. The management determined that such cost is nominal and did not recognize the rent expense in its unaudited condensed consolidated financial statements.

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

For the three and nine months ended September 30,2022, and for the period till termination on October 31,2022, the Company had not generated any earnings from the use of the web and mobile application platforms, and accordingly, there are no service charges and payables due to JJ Explorer that had arisen.

For the three months ended September 30, 2023 and 2022, the Company paid the allowance of $2,680 and $2,677 to certain shareholders for their service.

For the nine months ended September 30, 2023 and 2022, the Company paid the allowance of $8,042 and $7,277 to certain shareholders for their services.

For the three months ended September 30, 2023 and 2022, the Company paid the allowance of $1,340 and $1,337 to the director for his service.

For the nine months ended September 30, 2023 and 2022, the Company paid the allowance of $4,021 and $4,021 to the director for his service.

Apart from the transactions and balances detailed elsewhere in these accompanying unaudited condensed consolidated financial statements, the Company has no other significant or material related party transactions during the years presented.

10. CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the three months ended September 30, 2023, there is four single customers who accounts for for 35%, 22%, 17% and 16% of the Company’s revenue totaling $8,731, $5,489, $4,315 and $3,972 respectively with $0, $0, $0 and $0 accounts receivable at September 30, 2023 respectively.

For the nine months ended September 30, 2023, there is one single customer who accounts for 71% of the Company’s revenue totaling $146,407 with $0 accounts receivable at September 30, 2023.

For the three months ended September 30, 2022, there was a single customer who accounted for 92% of the Company’s revenue totaling $304,821 with $0 accounts receivable at September 30, 2022.

For the nine months ended September 30, 2022, there was a single customer who accounted for 96% of the Company’s revenue totaling $603,887 with $5,598 accounts receivable at September 30, 2022.

(b) Major vendors

For the three months ended September 30, 2023, there are two single vendors who accounts for 73% and 29% of the Company’s cost of revenue totaling $15,762 and $6,403 respectively, with $0 and $0 accounts payable at September 30, 2023 respectively.

For the nine months ended September 30, 2023, there are two single vendors who accounts for 72% and 12% of the Company’s cost of revenue totaling $146,101 and $24,383 respectively, with $8,219 and $0 accounts payable at September 30, 2023 respectively.

For the three months ended September 30, 2022, there was a single vendor who accounted for 97% of the Company’s cost of revenue totaling $320,589.

For the nine months ended September 30, 2022, there was a single vendor who accounted for 98% of the Company’s cost of revenue totaling $618,480.

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

11. COMMITMENTS AND CONTINGENCIES

As of September 30, 2023, the Company has no material commitments or contingencies other than the following;-.

As of September 30, 2023, the operating lease payment of $28,108 and $7,027 will mature in the next 12 months and within one to two years respectively.

12. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2023, up through the date the Company issued the unaudited condensed consolidated financial statements. The Company determined that there are no further events to disclose.

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

PLAN OF OPERATION

We generated revenues of $206,073 and $630,462 from our business for the nine months ended September 30, 2023 and 2022, respectively. We operate an online ticketing platform named Gagfare.com, which provides a ticketing system for individuals and agencies to search, book and issue flight tickets and other services. During the 12 months following the date of filing of this Form 10-Q, we will be focused on attempting to raise $10,000,000 of funds to expand our business. We have no assurance that future financing will materialize. If that financing is not available, we may be unable to continue. However, if such public financing is not available, we could fail to satisfy our future cash requirements. We have no assurance that future financing will materialize. If that financing is not available, we may be unable to continue. Management believes that if subsequent private placements are successful, we will be able to generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

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

RESULTS OF OPERATIONS

Comparison of the Three Months ended September 30, 2023 and 2022

As of September 30, 2023, we suffered from a working capital deficit of $679,938. As a result, our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders or other capital sources in the next twelve months. Management believes that the continuing financial support from the existing shareholders and external financing will provide the additional cash to meet our obligations as they become due. Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

The following table sets forth certain operational data for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022
Revenues	$25,306	$331,392
Cost of revenue	(21,488)	(330,121)
Gross profit	3,818	1,271
General and administrative expenses	(38,396)	(62,401)
Other expense	(32,062)	(4,320)
Loss before income taxes	(66,640)	(65,450)
Income tax expense	-	-
Net loss	(66,640)	(65,450)

Revenue. We generated revenues of $25,306 and $331,392 for the three months ended September 30, 2023 and 2022 respectively, due to the decreased transactions in ticket booking during 2023.

Cost of Revenue. Cost of revenue for the three months ended September 30, 2023 and 2022, was $21,488 and $330,121, respectively. Cost of revenue decreased primarily as a result of the decrease in our business volume.

Gross Profit. We achieved a gross profit of $3,818 and $1,271 for the three months ended September 30, 2023 and 2022, respectively, due to the differing mix of customers who earned better margins during the period.

Other Expense. We incurred other expense of $32,062 and $4,320 for the three months ended September 30, 2023 and 2022, respectively. The increase in other expense is primarily attributable to default interest on convertible notes, increase in amortization of convertible notes discount and interest on convertible notes as most of the promissory notes were issued subsequent to June 2022. Further, in the period ended September 2022, government subsidies were received due to covid 19 pandemic which ceased thereafter.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $38,396 and $62,401 for the three months ended September 30, 2023 and 2022, respectively. The decrease in G&A is primarily attributable to decrease in overseas travelling expenses during 2023, as compared to 2022.

Income Tax Expense. Our income tax expenses for the three months ended September 30, 2023 and 2022 were $0 and $0.

Net Loss. As a result of the above, during the three months ended September 30, 2023, we incurred a net loss of $66,640, as compared to $65,450 for the three months ended September 30, 2022.

Comparison of the Nine Months ended September 30, 2023 and 2022

The following table sets forth certain operational data for the six months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022
Revenues	$206,073	$630,462
Cost of revenue	(201,926)	(628,012)
Gross profit	4,147	2,450
General and administrative expenses	(195,488)	(125,246)
Other (expense) income	(47,406)	8,623
Loss before income taxes	(238,747)	(114,173)
Income tax expense	-	-
Net loss	(238,747)	(114,173)

Revenue. We generated revenues of $206,073 and $630,462 for the nine months ended September 30, 2023 and 2022 respectively, due to the decreased transactions in ticket booking during 2023.

Cost of Revenue. Cost of revenue for the nine months ended September 30, 2023 and 2022, was $201,926 and $628,012, respectively. Cost of revenue decreased primarily as a result of the decrease in our business volume.

Gross Profit. We achieved a gross profit of $4,147 and $2,450 for the nine months ended September 30, 2023 and 2022, respectively due to the differing mix of customers who earned better margins during the period.

Other (Expense) Income. We incurred other (expense) income of $(47,406) and $8,623 for the nine months ended September 30, 2023 and 2022, respectively. The increase in other expense is primarily attributable to default interest on convertible note, increase in amortization of convertible note discount and interest on convertible note as most of the promissory notes were issued subsequent to June 2022.  Further, in the period ended September 2022, government subsidies were received due to covid 19 pandemic which ceased thereafter.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $195,488 and $125,246 for the nine months ended September 30, 2023 and 2022, respectively. The increase in G&A is primarily attributable to increase in legal and professional fee related to business development during 2023, as compared to 2022.

Income Tax Expense. Our income tax expenses for the nine months ended September 30, 2023 and 2022 were $0 and $0.

Net Loss. As a result of the above, during the nine months ended September 30, 2023, we incurred a net loss of $238,747, as compared to $114,173 for the nine months ended September 30, 2022.

Liquidity and Capital Resources

As of September 30, 2023, we had cash and cash equivalents of $22,717, accounts receivable of $898, deposits, prepayments and other receivables of $19,552.

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(119,108)	$(36,762)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	82,170	145,816

Net Cash Used In Operating Activities.

For the nine months ended September 30, 2023, net cash used in operating activities was $119,108, which consisted primarily of net loss of $238,747, an decrease in accounts payable of $5,258, offset by amortization of convertible note discount of $9,848, depreciation of right-of-use asset of $20,020, non-cash expense related to lease liabilities of $1,681, non-cash financing cost of $37,761, a decrease in trade receivables of $23,307, a decrease in deposits and prepayment of $12,105, an increase in accrued liabilities and other payables of $20,175.

For the nine months ended September 30, 2022, net cash used in operating activities was $36,762, which consisted primarily of a net loss of $114,173, offset by amortization of convertible note discount of $2,377, depreciation of right-of-use asset of $18,709, non-cash expense related to lease liabilities of $958, non-cash financing cost of $3,045, a decrease in accounts receivables of $9,326, an increase in accounts payable of $33,403, an increase in contract liabilities of $3,224, an increase in accrued liabilities and other payables of $16,902 and an increase in deposits, prepayments and other receivables of $10,533.

We expect to continue to rely on cash generated through financing from our existing shareholders and private placements of our securities, however, to finance our operations and future acquisitions.

Net Cash Provided By Investing Activities.

For the nine months ended September 30, 2023 and 2022, there are no net cash provided by investing activities.

Net Cash Provided By Financing Activities.

For the nine months ended September 30, 2023, net cash provided by financing activities was $82,170 consisting primarily of $21,079 payment of lease liabilities and $80,306 advance from director and $22,943 advance from shareholder.

For the nine months ended September 30, 2022, net cash provided by financing activities was $145,816 consisting primarily of $20,254 payment of lease liabilities, offset by $1,070 advances from directors, and $165,000 proceeds from issuance of convertible not

Global Economic Climate

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2023.

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

Based on that evaluation, our President and chief financial officer concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. In the meantime, management has engaged external consultants to minimize risk and ascertain compliance.

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

NEW MOMENTUM CORPORATION

Date: November 20, 2023	By:	/s/ Leung Tin Lung David
	Name:	Leung Tin Lung David
	Title:	President and Chief Executive Officer (principal executive officer, principal accounting officer and principal financial officer)

