Form 10-K
period 2023-12-31
New Momentum Corp.
filed 2024-04-17
CIK 1132509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At June 30, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $320,959.

As of February 15, 2024, there were 825,861,858 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

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

On May 27, 2020, Chu Kin Hon resigned as director; Law Wai Fan resigned as Chief Executive Officer and President; Cheng Kin Ning resigned as Chief Financial Officer, Secretary and Treasurer; and Marie Huen Lai Chun resigned as Chief Operating Officer, of the Company. Effective May 27, 2020, Leung Tin Lung David was appointed as President, Secretary, and Treasurer and a Director of the Company. Mr. Leung is currently the sole director and officer of the Company.

Reverse Acquisition of Nemo Holding

On July 6, 2020, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”), with Nemo Holding Company Limited, a British Virgin Islands corporation (“Nemo Holding”), and the holders of common shares of Nemo Holding. The holders of the common stock of Nemo Holding consisted of 29 stockholders.

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

As of February 15, 2024, there were 825,861,858 shares of the Registrant’s common stock, par value $0.001 per share, outstanding. Mr. Leung is presently the beneficial holder of 69,113,213 shares of common stock, or 8.37%, of the issued and outstanding shares of common stock of Nemo Holding, making him the controlling stockholder of the Company.

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

Nemo Holding’s principal administrative office is located at Room 150 Cecil Street #08-01 Singapore 069543, and our telephone number is +65 3105 1428. Our website is www.gagfare.com.

Summary Financial Information

The tables and information below are derived from our audited financial statements as of December 31, 2023.

December 31, 2023
Financial Summary
Cash and Cash Equivalents	$16,776
Total Assets	64,365
Total Liabilities	721,874
Total Stockholders’ Deficit	$(657,509)

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

Travelers who are using many of the existing online travel booking sites are spending lots of time searching and comparing for flight ticket options, and being rushed to pay the full ticket price as early as the platforms want. Often travelers may find out the selected flight fare options may no longer be available when they want to make the purchase. Advance booking is not available in most online travel booking sites today.

With user-friendly web and mobile application interfaces, Gagfare enables instant access to hundreds of thousands of flights around the world. Customers can also choose from their favorite airlines or search for alternate route options. Travelers can book itineraries with multiple stops and check for their bookings through the airline official booking web sites by using the Gagfare booking reference information. Gagfare users just need to pay $2.00 through multiple popular online payment methods to secure the best seats on their best flight choice instantly. A reminder will be sent through email to the customer when it is time to pay the flight ticket fare and issue the flight ticket.

In the future, Gagfare will also tap into the booking of travel packages, cruises, trains and buses tickets, hotels, theme parks, sports and event tickets as well, giving a one-stop travel and entertainment booking center for the consumers worldwide.

Revenue and User Model

Gagfare plans that its revenue will be derived from online flight ticket booking and ticket issuance.

For each advance booking that a user makes through the Gagfare’s state of the art book-now-pay-later solution, a non-refundable $2.00 booking fee is paid to Gagfare. The booking fee will not be applied towards the flight ticket payment at ticket issuance.

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

While the technology is already developed and operational, Gagfare will later expand into the other ticketing markets, include travel packages, cruises, trains and buses, hotel rooms, theme parks, sports and even tickets, apply similar search, book and buy ticket business model and mechanisms which is already applied to flight tickets.

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

Employees

As of the date hereof, we have 3 employee officers, with director, Leung Tin Lung David, operating our company.

Description of Properties

Our executive office is located at 150 Cecil Street #08-01 Singapore 069543 and our telephone number is +65 3105 1428. We do not own any real estate or other physical properties.

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

Our audited financial statements for the year ended December 31, 2023 were prepared assuming that we will continue our operations as a going concern. Our wholly-owned subsidiary, Nemo Holding Company Limited, was incorporated on April 16, 2020, and does not have a history of earnings. As a result, our independent auditors in their audit report have expressed substantial doubt about our ability to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt financings or generate profitable operations. Such financings may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

If our estimates related to future expenditures are erroneous or inaccurate, our business will fail and you could lose your entire investment.

Our success is dependent in part upon the accuracy of our management’s estimates of our future cost expenditures for legal and accounting services (including those we expect to incur as a publicly reporting company), for website marketing and development expenses, and for administrative expenses, which management estimates to be approximately $500,000 over the next twelve months. If such estimates are erroneous or inaccurate, or if we encounter unforeseen costs, we may not be able to carry out our business plan, which could result in the failure of our business and the loss of your entire investment.

If we are not able to develop our business as anticipated, we may not be able to generate revenues or achieve profitability and you may lose your investment.

Our wholly-owned subsidiary, Nemo Holding Company Limited, was incorporated on April 16, 2020, and our net loss for the year ended December 31, 2023 was $403,933. We have few customers, and we have not earned substantive revenues to date. Our business prospects are difficult to predict because of our limited operating history, and unproven business strategy. Our primary business activities will be focused on the commercialization of licensing our New Momentum brand. Although we believe that our business plan has significant profit potential, we may not attain profitable operations and our management may not succeed in realizing our business objectives. If we are not able to develop our business as anticipated, we may not be able to generate revenues or achieve profitability and you may lose your entire investment.

We expect to suffer losses in the immediate future that may cause us to curtail or discontinue our operations.

We expect to incur operating losses in future periods. These losses will occur because we do not yet have substantial revenues to offset the expenses associated with the development of brand and our business operations, generally. We cannot guarantee that we will ever be successful in generating sufficient revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will almost certainly fail.

We may not be able to execute our business plan or stay in business without additional funding.

Our ability to generate future operating income depends in part on whether we can obtain the financing necessary to implement our business plan. We will likely require additional financing through the issuance of debt and/or equity in order to establish profitable operations, and such financing may not be forthcoming. As widely reported, the global and domestic financial markets have been extremely volatile in recent months. If such conditions and constraints continue or if there is no investor appetite to finance our specific business, we may not be able to acquire additional financing through credit markets or equity markets. Even if additional financing is available, it may not be available on terms favorable to us. At this time, we have not identified or secured sources of additional financing. Our failure to secure additional financing when it becomes required will have an adverse effect on our ability to remain in business.

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

We operate as an independent business, whose existence is predicated on the brand name Gagfare, and we have no substantial tangible assets in a highly competitive industry. We have little operating history, no customer base and little revenue to date. This makes it difficult to evaluate our future performance and prospects. Our business must be considered in light of the risks, expenses, delays and difficulties frequently encountered in establishing a new business in an emerging and evolving industry characterized by intense competition, including:

•	our business model and strategy are still evolving and are continually being reviewed and revised;

•	we may not be able to raise the capital required to develop our initial customer base and reputation;

•	we may not be able to successfully implement our business model and strategy; and

•	our management is conducted by one person, Leung Tin Lung David, our President and sole director.

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

We may face costly intellectual property infringement claims, the result of which would decrease the available amount of cash we would anticipate to operate and complete our business plan.

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

The Company made the decision to become an SEC “reporting company” in order to comply with applicable laws and regulations. We incur certain costs of compliance with applicable SEC reporting rules and regulations including, but not limited to attorneys’ fees, accounting and auditing fees, other professional fees, financial printing costs and Sarbanes-Oxley compliance costs in an amount estimated at approximately $200,000 per year. On balance, the Company determined that the incurrence of such costs and expenses was preferable to the Company being in a position where it had very limited access to additional capital funding.

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

Substantially all of our assets are currently located outside of the United States. Additionally, our sole director and officer resides outside of the United States As a result, it may not be possible for United States investors to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws. Moreover, we have been advised Singapore does not have a treaty providing for the reciprocal recognition and enforcement of judgments of courts with the United States.

RISKS RELATED TO DOING BUSINESS IN THE PEOPLE’S REPUBLIC OF CHINA

Changes in the political and economic policies of the PRC government may materially and adversely affect our business, financial condition and results of operations and may result in our inability to sustain our growth and expansion strategies.

New Momentum Corporation, is a holding company that, through Gagfare Limited, a Hong Kong entity, and Beyond Blue Limited, a Hong Kong entity, both wholly-owned subsidiaries, operate our online ticketing platform that provides travelers a “Book Now, Pay Later” business model. The PRC government has sovereignty of Hong Kong, and Hong Kong’s legislature adopts laws that are congruent with PRC government policies and laws. Because of the majority of our operations are in the Hong Kong, economic, political and legal developments in the PRC will significantly affect our business, financial condition, results of operations and prospects.

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

On July 30, 2021, in response to the regulatory developments in China and actions adopted by the PRC government, the Chairman of the SEC issued a statement asking the SEC staff to seek additional disclosures from offshore issuers associated with China-based operating companies before their registration statements will be declared effective. On August 1, 2021, the China Securities Regulatory Commission stated in a statement that it had taken note of the new disclosure requirements announced by the SEC regarding the listings of Chinese companies and the recent regulatory development in China, and that both countries should strengthen communications on regulating China-related issuers. We cannot guarantee that we will not be subject to tightened regulatory review and we could be exposed to government interference in China.

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

The audit report is prepared by an independent registered public accounting firm who is based in Malaysia and subject to be inspected by the Public Company Accounting Oversight Board (the “PCAOB”). If, however, the PCAOB is unable to inspect our independent registered public accounting firm, our investors would be deprived of the benefits of such inspection. The Holding Foreign Companies Accountable Act, or the HFCA Act, and other legislative and regulatory developments related to political tensions between the United States and China, may have a material adverse impact on any future possible listing and trading, or quotation, in the U.S. and the trading prices of our shares of common stock, if our shares of common stock are so listed or quoted.

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

The Company does not intend to seek registration or qualification of its shares of common stock the subject of this offering in any State or territory of the United States. Aside from a “secondary trading” exemption, other exemptions under state law and the laws of US territories may be available to purchasers of the shares of common stock sold in this offering.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since July 27, 2020, our common stock has been quoted on the OTC Pink tier of the OTC Markets Group Inc., under the symbol “NNAX.” Between August 26, 2015 and July 26, 2020, our common stock was quoted on the OTCQB and/or OTCPink, tiers under the stock symbol “EKKH.” On April 14, 2024, the closing bid price on the OTCPink tier for our common stock was $0.0043.

Holders

As of February 15, 2024, there were 825,861,858 shares of common stock issued and outstanding held by approximately 158 stockholders of record, and 1 share of preferred stock or Series A Preferred Stock issued or outstanding.

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

Recent Sales of Unregistered Securities

There are no unreported sales of equity securities at December 31, 2023.

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

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2023.

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

PLAN OF OPERATION

We generated revenues of $182.452 and $920,289 from our business for the year ended December 31, 2023 and 2022, respectively. We operate an online ticketing platform named Gagfare.com, which provides a ticketing system for individuals and agencies to search, book and issue flight tickets and other services.

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

We are a development stage company and reported a net loss of $403,933 and $188,853 for the years ended December 31, 2023 and 2022, respectively. We had current assets of $37,598 and current liabilities of $721,874 as of December 31, 2023. As of December 31, 2022, our current assets and current liabilities were $115,109 and $599,557, respectively.

Our financial statements for the years ended December 31, 2023 and 2022 have been prepared assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon improving our profitability, the continuing financial support from our shareholders and raising of capital. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and public offerings, issuance of promissory notes and short-term and long-term debts.

Comparison of the Years ended December 31, 2023 and 2022

As of December 31, 2023, we suffered from a working capital deficit of $684,276. As a result, our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders or other capital sources in the next twelve months. Management believes that the continuing financial support from the existing shareholders and external financing will provide the additional cash to meet our obligations as they become due. Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

The following table sets forth certain operational data for the years ended December 31, 2023 and 2022:

	Years Ended December 31,
	2023	2022
Revenues	$182,452	$920,289
Cost of revenue	(179,720)	(913,882)
Gross profit	2,732	6,407
Total operating expenses	(304,309)	(197,126)
Other (expense) income, net	(102,356)	1,866
Loss before income taxes	(403,933)	(188,853)
Income tax expense	-	-
Net loss	(403,933)	(188,853)

Revenue. We generated revenues of $182,452 and $920,289 for the years ended December 31, 2023 and 2022 respectively, due to the decreased transactions in ticket booking during 2023 and the Company has ceased ticket sales from Sept 2023 to upgrade the platform.

Cost of Revenue. Cost of revenue for the years ended December 31, 2023 and 2022, was $179,720 and $913,882, respectively. Cost of revenue decreased primarily as a result of the decrease in our business volume.

Gross Profit. We achieved a gross profit of $2,732 and $6,407 for the years ended December 31, 2023 and 2022, respectively, due to the differing mix of customers who earned better margins during the period.

Other (Expense) Income. We incurred other (expense) income of $(102,356) and $1,866 for the years ended December 31, 2023 and 2022, respectively. The increase in other expense is primarily attributable to default sum and interest on convertible notes, increase in amortization of convertible notes discount and interest on convertible notes as most of the promissory notes were issued subsequent to June 2022 and matured in 2023.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $304,309 and $197,126 for the years ended December 31, 2023 and 2022, respectively. The increase in G&A is primarily attributable to increase in legal and professional fee related to business development during 2023, as compared to 2022.

Income Tax Expense. Our income tax expenses for the years ended December 31, 2023 and 2022 were $0 and $0.

Net Loss. As a result of the above, during the year ended December 31, 2023, we incurred a net loss of $403,933, as compared to $188,853 for the same period ended December 31, 2022.

Liquidity and Capital Resources

As of December 31, 2023, we had cash and cash equivalents of $16,776, accounts receivable of $906, deposits, prepayments and other receivables of $19,916.

As of December 31, 2022, we had cash and cash equivalents of $59,247, accounts receivable of $24,205, deposits, prepayments and other receivables of $31,657.

	Years Ended December 31,
	2023	2022
Net cash used in operating activities	$(175,607)	$(144,178)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	133,712	187,315

Net Cash Used In Operating Activities.

For the year ended December 31, 2023, net cash used in operating activities was $175,607, which consisted primarily of net loss of $403,933, and a decrease in accounts payable of $5,233, offset by a decrease in accounts receivables of $23,299, a decrease in deposits, prepayments and other receivables of $11,741, amortization of convertible note discount of $9,848, depreciation of right-of-use asset of $26,710, non-cash expense related to lease liabilities of $2,079, non-cash financing cost of $94,504, and an increase in accrued liabilities and other payables of $65,378.

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

For the year ended December 31, 2023, there is no net cash provided by investing activities.

For the year ended December 31, 2022, there is no net cash provided by investing activities.

Net Cash Provided By Financing Activities.

For the year ended December 31, 2023, net cash provided by financing activities was $133,712 consisting primarily of $156,469 advance from director and $5,366 advance from shareholder, offset by $28,123 payment of lease liabilities.

For the year ended December 31, 2022, net cash provided by financing activities was $187,315 consisting primarily of $215,000 proceeds from issuance of convertible notes, offset by $26,840 payment of lease liabilities and $845 repayment to director.

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

Material Cash Requirements

We have not achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future. We expect net cash expended in 2024 to be significantly higher than 2023. As of December 31, 2023, we had an accumulated deficit of $5,435,394. Our material cash requirements are highly dependent upon the additional financial support from our major shareholders in the next 12 - 18 months.

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

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer’s financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of December 31, 2023 and 2022 there was no allowance for doubtful accounts.

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

Subsequent Events

Subsequent to the financial year end, convertible notes with a principal plus default sum of $73,275 were converted to 305,433,566 shares at conversion prices ranging from $0.00026 to $0.00033 per share.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Director and Shareholders of

NEW MOMENTUM CORPORATION

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of New Momentum Corporation and its subsidiaries (the ‘Company’) as of December 31, 2023 and 2022 and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ deficit and cash flows for the years ended December 31, 2023 and 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022 and the results of its operations and its cash flows for the years ended December 31, 2023 and 2022 in conformity with accounting principles generally accepted in the United States of America.

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

April 16, 2024

We have served as the Company’s auditor since 2022.

Kuala Lumpur, Malaysia

NEW MOMENTUM CORPORATION

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$16,776	$59,247
Accounts receivable	906	24,205
Deposits, prepayments and other receivables	19,916	31,657

Total current assets	37,598	115,109

Non-current asset:
Right-of-use assets	26,767	-

TOTAL ASSETS	$64,365	$115,109

LIABILTIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$9,208	$17,191
Accrued liabilities and other payables	164,639	87,232
Amount due to a director	422,968	266,499
Amount due to a shareholder	24,349	18,983
Lease liabilities	27,435	-
Convertible promissory note	73,275	209,652

Total current liabilities	721,874	599,557

TOTAL LIABILITIES	721,874	599,557

Commitments and contingencies	-	-

SHAREHOLDERS’DEFICIT
Preferred stock, Class A, $0.001 par value; 175,000,000 shares authorized; 1 share issued and outstanding as at December 31, 2023 and 2022 respectively	-	-
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 520,428,292 shares and 177,687,535 shares issued and outstanding as at December 31, 2023 and 2022, respectively	520,428	177,688
Additional paid in capital	4,257,803	4,369,093
Accumulated other comprehensive (losses) income	(346)	232
Accumulated deficit	(5,435,394)	(5,031,461)

Shareholders’ deficit	(657,509)	(484,448)

TOTAL LIABILITIES AND SHAREHOLDERS’DEFICIT	$64,365	$115,109

See accompanying notes to consolidated financial statements.

NEW MOMENTUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2023	2022

Revenue, net	$182,452	$920,289

Cost of revenue	(179,720)	(913,882)

Gross profit	2,732	6,407

Operating expenses:
General and administrative expenses	(142,220)	(165,244)
Legal and professional fee	(162,089)	(31,882)
Total operating expenses	(304,309)	(197,126)

Loss from operations	(301,577)	(190,719)

Other income (expense):
Government subsidy	1,422	14,014
Sundry income	327	1,277
Foreign exchange gain	-	433
Interest income	245	108
Interest expense	(104,352)	(13,966)

Total other (expense) income	(102,356)	1,866

LOSS BEFORE INCOME TAXES	(403,933)	(188,853)

Income tax expense	-	-

NET LOSS	(403,933)	(188,853)

Other comprehensive (loss) income:
Foreign currency translation adjustments	(578)	504

COMPREHENSIVE LOSS	$(404,511)	$(188,349)

Net loss per share
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic and diluted	227,688,349	176,297,558

See accompanying notes to consolidated financial statements.

NEW MOMENTUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2023	2022

Cash flows from operating activities:
Net loss	$(403,933)	$(188,853)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of convertible note discount	9,848	6,652
Depreciation of right-of-use assets	26,710	24,954
Non-cash lease expense	2,079	1,278
Non-cash financing cost	94,504	7,314

Change in operating assets and liabilities:
Accounts receivable	23,299	(8,432)
Deposits, prepayments and other receivables	11,741	(11,949)
Accounts payable	(5,233)	1,495
Accrued liabilities and other payables	65,378	23,363
Net cash used in operating activities	(175,607)	(144,178)

Cash flows from financing activities:
Advance from (repayment to) a director	156,469	(845)
Advance from a shareholder	5,366	-
Proceeds from issuance of convertible note	-	215,000
Payment of lease liabilities	(28,123)	(26,840)

Net cash generated from financing activities	133,712	187,315

Effect on exchange rate change on cash and cash equivalents	(576)	501

Net change in cash and cash equivalents	(42,471)	43,638

BEGINNING OF YEAR	59,247	15,609

END OF YEAR	$16,776	$59,247

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for tax	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to consolidated financial statements.

NEW MOMENTUM CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Preferred Stock Class A		Common Stock		Additional	Accumulated other		Total
	No. of shares	Amount	No. of shares	Amount	paid in capital	comprehensive losses	Accumulated deficit	shareholders’ deficit

Balance as at January 1, 2022	1	$-	176,168,548	$176,169	$4,358,612	$(272)	$(4,842,608)	$(308,099)

Shares issued on convertible notes			1,518,987	1,519	10,481	-	-	12,000
Foreign currency translation adjustment	-	-	-	-	-	504	-	504
Net loss for the year	-	-	-	-	-	-	(188,853)	(188,853)

Balance as at December 31, 2022	1	$-	177,687,535	$177,688	$4,369,093	$232	$(5,031,461)	$(484,448)

Balance as at January 1, 2023	1	$-	177,687,535	$177,688	$4,369,093	$232	$(5,031,461)	$(484,448)

Shares issued on convertible notes	-	-	342,740,757	342,741	(111,290)	-	-	231,451
Foreign currency translation adjustment	-	-	-	-	-	(578)	-	(578)
Net loss for the year	-	-	-	-	-	-	(403,933)	(403,933)

Balance as at December 31, 2023	1	$-	520,428,292	$520,428	$4,257,803	$(346)	$(5,435,394)	$(657,509)

See accompanying notes to consolidated financial statements.

NEW MOMENTUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

On July 6, 2020, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Nemo Holding Company Limited, a British Virgin Islands corporation (“Nemo Holding”), and the holders of common shares of Nemo Holding. The holders of the common stock of Nemo Holding consisted of 29 stockholders.

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

The Company has suffered from continuous loss from its inception and net current liabilities of $684,276 as of December 31, 2023. The continuation of the Company as a going concern through the next twelve months is dependent upon the continued financial support from its shareholders. The Company is currently pursuing additional financing for its operations and future expansion. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer’s financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of December 31, 2023 and 2022, there was no allowance for doubtful accounts.

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the years ended December 31, 2023 and 2022.

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

Translation of amounts from HKD and SGD into US$ have been made at the following exchange rates for the years ended December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Year-end HKD:US$ exchange rate	0.12800	0.12808
Average HKD:US$ exchange rate	0.12773	0.12771
Year-end SGD:US$ exchange rate	0.75752	0.74500
Average SGD:US$ exchange rate	0.74466	0.72549

•	Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive

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

•	Government incentives

A government incentive is not recognized until there is reasonable assurance that: (a) the enterprise will comply with the conditions attached to the incentive; and (b) the incentive will be received. When the Company receives government incentives but the conditions attached to the incentives have not been fulfilled, such government incentives are deferred and recorded under other payables and accrued expenses, and other long-term liability. The classification of short-term or long-term liabilities is dependent on management’s expectation of when the conditions attached to the incentives can be fulfilled. For the years ended December 31, 2023 and 2022, the Company received government incentives (net of related expense) of $1,422 and $14,014, which are recognized as other income in the consolidated statements of operations.

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

4. RIGHT-OF-USE ASSETS

	December 31,
	2023	2022

Cost of right-of-use assets	$53,534	$-
Accumulated depreciation	(26,767)	-
Carrying amount	$26,767	$-

The Company entered into an operating lease for office premises. The lease term is fixed for 2 years.

The depreciation of the right-of-use asset for the year ended December 31, 2023 and 2022 amounted to $26,710 and nil respectively, whereas the lease expense amounted to $2,079 and nil respectively.

The corresponding lease liability as of December 31, 2023 and 2022 amounted to $27,435 and $0 respectively.  The lease liability matures within the next twelve months.

5. AMOUNTS DUE TO A DIRECTOR AND SHAREHOLDER

As of December 31, 2023 and December 31, 2022, the Company owed to its director an amount of $422,968 and $266,499, respectively. As of December 31, 2023 and December 31, 2022, the Company owed to a shareholder an amount of $24,349 and $18,983, respectively. The amounts are unsecured, non-interest bearing and repayable on demand.

6. CONVERTIBLE PROMISSORY NOTE

The Company had issued Convertible Promissory Notes to 1800 Diagonal Lending LLC, (“1800”) via numerous Securities Purchase Agreements as stated in the foregoing paragraphs, The terms of the 1800 Notes, which bear interest at 8% per annum provides for the conversion only after 180 days from the issue date, and number of the shares held by the holder and its affiliates when converted, shall not to exceed 4.99% of issued and outstanding common stock of the Company. The 1800 Notes are convertible into shares of common stock of the Company at a price equal to 35% of the lowest trading price of the Company’s common stock for the twenty (20) consecutive trading days immediately preceding to the conversion date.

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

On August 4, 2022, the Company issued another promissory note in the original principal amount of $54,250 which was due on August 4, 2023. The 1800 Note contained an original issue discount of $4,250 which was reflected as a debt discount and amortized over the twelve months Note term. The Notes were subsequently fully settled as follows:

•	on August 21, 2023, principal of $9,750 was converted to 10,000,000 shares of common stock with conversion price of $0.000975 per share and a further default sum of $27,125 was incurred resulting principal of $71,625 still remained to be converted.;
•	on October 2, 2023, principal of $9,325 was converted to 10,596,591 shares of common stock with conversion price of $0.00088 per share;
•	on October 24, 2023, principal of $6,500 was converted to 11,016,949 shares of common stock with conversion price of $0.00059 per share;
•	on November 2, 2023, principal of $6,500 was converted to 11,016,949 shares of common stock with conversion price of $0.00059 per share;
•	on November 7, 2023, principal of $6,500 was converted to 11,016,949 shares of common stock with conversion price of $0.00059 per share;
•	on November 10, 2023, principal of $6,500 was converted to 11,016,949 shares of common stock with conversion price of $0.00059 per share;
•	on November 13, 2023, principal of $7,847 was converted to 13,300,000 shares of common stock with conversion price of $0.00059 per share;
•	on November 14, 2023, principal of $7,850 was converted to 13,305,085 shares of common stock with conversion price of $0.00059 per share;
On November 20, 2023, principal of $7,850 was converted to 13,305,085 shares of common stock with conversion price of $0.00059 per share;
•	on November 22, 2023, principal of $7,850 was converted to 13,305,085 shares of common stock with conversion price of $0.00059 per share;
•	on November 24, 2023, principal of $4,903 and interest of $2,170 was converted to 11,988,136 shares of common stock with conversion price of $0.00059 per share;

On September 2, 2022, the Company issued a further promissory note in the original principal amount of $54,250 which was due on September 2, 2023. The 1800 Note contained an original issue discount of $4,250 which was reflected as a debt discount and amortized over the twelve months Note term. The Notes were subsequently fully settled as follows:

•	on August 9, 2023, a further default sum of $27,125 was incurred which together with principal totaled $81,375 still remained to be converted.;
•	on November 27, 2023, principal of $7,850 was converted to 13,305,085 shares of common stock with conversion price of $0.00059 per share;
•	on November 28, 2023, principal of $7,850 was converted to 13,305,085 shares of common stock with conversion price of $0.00059 per share;
•	on November 29, 2023, principal of $7,850 was converted to 13,305,085 shares of common stock with conversion price of $0.00059 per share;
•	on November 30, 2023, principal of $7,850 was converted to 13,305,085 shares of common stock with conversion price of $0.00059 per share;
•	on December 4, 2023, principal of $7,850 was converted to 13,305,085 shares of common stock with conversion price of $0.00059 per share;
•	on December 6, 2023, principal of $9,555 was converted to 19,500,000 shares of common stock with conversion price of $0.00049 per share;
•	on December 12, 2023, principal of $8,970 was converted to 19,500,000 shares of common stock with conversion price of $0.00046 per share;
•	on December 13, 2023, principal of $8,300 was converted to 19,761,904 shares of common stock with conversion price of $0.00042 per share;
•	on December 15, 2023, principal of $8,300 was converted to 19,761,904 shares of common stock with conversion price of $0.00042 per share;
•	on December 19, 2023, principal of $7,000 and interest of $1,100 was converted to 20,769,231 shares of common stock with conversion price of $0.00039 per share;

On September 20, 2022, the Company issued yet another promissory note in the original principal amount of $54,250 which was due on September 20, 2023. The 1800 Note contained an original issue discount of $4,250 which was reflected as a debt discount and amortized over the twelve months Note term. On December 26, 2023, principal of $8,100 was converted to 20,769,231 shares of common stock with conversion price of $0.00039 per share and a further default sum of $27,125 was incurred resulting principal of $73,275 still remained to be converted.

Of all the 1800 Notes issued above, as of December 31, 2023, principal of $73,275 has not yet been converted.

For the year ended December 31, 2023 and 2022, the amortization of discount was $9,848 and $6,652, respectively.

As of December 31, 2023 and 2022, accrued interest amounted to $16,593 and $7,314, respectively.

7. SHAREHOLDERS’ DEFICIT

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

Issued and outstanding shares

As of December 31, 2023 and 2022, 1 and 1 share of Class A preferred stock was issued and outstanding.

Common Stock

Authorized shares

The authorized capital of the Company as of December 31, 2023 and 2022 were 1,000,000,000 shares of common stock at par value of $0.001.

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

On October 2, 2023, the Company issued 10,596,591 shares of its common stock to pay off the 1800 Notes with principal of $9,325 at the conversion price of $0.00088 per share.

On October 24, 2023, the Company issued 11,016,949 shares of its common stock to pay off the 1800 Notes with principal of $6,500 at the conversion price of $0.00059 per share.

On November 2, 2023, the Company issued 11,016,949 shares of its common stock to pay off the 1800 Notes with principal of $6,500 at the conversion price of $0.00059 per share.

On November 7, 2023, the Company issued 11,016,949 shares of its common stock to pay off the 1800 Notes with principal of $6,500 at the conversion price of $0.00059 per share.

On November 10, 2023, the Company issued 11,016,949 shares of its common stock to pay off the 1800 Notes with principal of $6,500 at the conversion price of $0.00059 per share.

On November 13, 2023, the Company issued 13,300,000 shares of its common stock to pay off the 1800 Notes with principal of $7,847 at the conversion price of $0.00059 per share.

On November 14, 2023, the Company issued 13,305,085 shares of its common stock to pay off the 1800 Notes with principal of $7,850 at the conversion price of $0.00059 per share.

On November 20, 2023, the Company issued 13,305,085 shares of its common stock to pay off the 1800 Notes with principal of $7,850 at the conversion price of $0.00059 per share.

On November 22, 2023, the Company issued 13,305,085 shares of its common stock to pay off the 1800 Notes with principal of $7,850 at the conversion price of $0.00059 per share.

On November 24, 2023, the Company issued 11,988,136 shares of its common stock to pay off the 1800 Notes with principal of $4,903 and interest of $2,170 at the conversion price of $0.00059 per share.

On November 27, 2023, the Company issued 13,305,085 shares of its common stock to pay off the 1800 Notes with principal of $7,850 at the conversion price of $0.00059 per share.

On November 28, 2023, the Company issued 13,305,085 shares of its common stock to pay off the 1800 Notes with principal of $7,850 at the conversion price of $0.00059 per share.

On November 29, 2023, the Company issued 13,305,085 shares of its common stock to pay off the 1800 Notes with principal of $7,850 at the conversion price of $0.00059 per share.

On November 30, 2023, the Company issued 13,305,085 shares of its common stock to pay off the 1800 Notes with principal of $7,850 at the conversion price of $0.00059 per share.

On December 4, 2023, the Company issued 13,305,085 shares of its common stock to pay off the 1800 Notes with principal of $7,850 at the conversion price of $0.00059 per share.

On December 6, 2023, the Company issued 19,500,000 shares of its common stock to pay off the 1800 Notes with principal of $9,555 at the conversion price of $0.00049 per share.

On December 12, 2023, the Company issued 19,500,000 shares of its common stock to pay off the 1800 Notes with principal of $8,970 at the conversion price of $0.00046 per share.

On December 13, 2023, the Company issued 19,761,904 shares of its common stock to pay off the 1800 Notes with principal of $8,300 at the conversion price of $0.00042 per share.

On December 15, 2023, the Company issued 19,761,904 shares of its common stock to pay off the 1800 Notes with principal of $8,300 at the conversion price of $0.00042 per share.

On December 19, 2023, the Company issued 20,769,231 shares of its common stock to pay off the 1800 Notes with principal of $7,000 and interest of $1,100 at the conversion price of $0.00039 per share.

On December 26, 2023, the Company issued 20,769,231 shares of its common stock to pay off the 1800 Notes with principal of $8,100 at the conversion price of $0.00039 per share.

As of December 31, 2023 and 2022, 520,428,292 and 177,687,535 shares of common stock were issued and outstanding respectively.

Stock Option Plan

On October 14, 2020, the Company approved a Share Incentive Option Plan (the “Plan”) whereby an aggregate of twenty million (20,000,000) shares of common stock were initially reserved for issuance upon exercise of stock options under the Plan.  As of September 30, 2023, 19,650,000 stock of common shares have been issued under the Plan.

As of December 31, 2023 and 2022, 350,000 shares remain to be issued under the Plan respectively.

The Plan shall remain in effect for a period of ten (10) years from the effective date of October 14, 2020 for the granting of options and until all options granted under the Plan have been exercised or expired, or vested or forfeited.

8. INCOME TAX

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

As of December 31, 2023, the operations in the United States of America incurred $4,988,643 of cumulative net operating losses which can be carried forward indefinitely to offset future taxable income. The Company has provided for a full valuation allowance against the deferred tax assets of $1,047,615 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

	Year ended December 31,
	2023	2022

Loss before income taxes	$(228,187)	$(99,005)
Statutory income tax rate	21%	21%
Income tax expense at statutory rate	(47,919)	(20,791)
Tax loss – valuation allowance	47,919	20,791
Income tax expense	$-	$-

BVI

NHCL is considered to be an exempted British Virgin Islands Company and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States.

Singapore

NMAPL is registered in Republic of Singapore and is subject to the Singapore corporate income tax at a standard income tax rate of 17% on the assessable income arising in Singapore during its tax year. No assessable income was generated in Singapore during the year ended December 31, 2023 and there was no provision for income tax.

As of December 31, 2023, the operation in Singapore incurred $5,386 of cumulative net operating losses which can be carried forward to offset future taxable income with no expiry. The Company has provided for a full valuation allowance against the deferred tax assets of $916 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future. The reconciliation of income tax rate to the effective income tax rate for the year ended December 31, 2023 and 2022 are as follows:

	Years ended December 31,
	2023	2022

Loss before income taxes	$(2,099)	$(1,929)
Statutory income tax rate	17%	17%
Income tax expense at statutory rate	(357)	(328)
Non-deductible expenses	357	328
Income tax expense	$-	$-

Hong Kong

GL, BBL and JL are operating in Hong Kong and are subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the years ended December 31, 2023 and 2022 are as follows:

	Years ended December 31,
	2023	2022

Loss before income taxes	$(165,324)	$(50,245)
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	(27,279)	(8,290)
Tax effect of non-taxable items	(40)	(2,335)
Tax effect of non-deductible items	14,386	-
Tax loss – valuation allowance	12,933	10,625
Income tax expense	$-	$-

The following table sets forth the significant components of the deferred tax assets of the Company as of December 31, 2023 and 2022:

	As of December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards
- United States	$1,047,615	$999,696
- Hong Kong	57,238	44,896
- Singapore	916	559
	1,105,769	1,045,150
Less: valuation allowance	(1,105,769)	(1,045,150)
Deferred tax assets, net	$-	$-

9. NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the year. The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31, 2023 and 2022:

Schedule of computation of net loss per share	Years ended December 31,
	2023	2022

Net loss attributable to common shareholders	$(403,933)	$(188,853)

Weighted average common shares outstanding – Basic and diluted	227,688,349	176,297,558

Net loss per share – Basic and diluted#	$(0.00)	$(0.00)

# less than $0.001

For the year ended December 31, 2023 and 2022, despite potential conversion of promissory notes and shares to be issued under the Incentive Plan, diluted weighted-average common shares outstanding is equal to basic weighted-average common shares, due to the Company’s net loss position. No common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive.

10. PENSION COSTS

The Company is required to make contribution to their employees under a government-mandated defined contribution pension scheme for its eligible full-times employees in Hong Kong. The Company is required to contribute a specified percentage of the participants’ relevant income based on their ages and wages level. During the years ended December 31, 2023 and 2022, $805 and $766 contributions were made accordingly.

11. RELATED PARTY TRANSACTIONS

From time to time, the director of the Company advanced funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and repayable on demand.

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

For the years ended December 31, 2023 and 2022, the Company had not generated any earnings from the use of the web and mobile application platforms, and accordingly, there are no service charges and payables due to JJ Explorer that had arisen.

For the year ended December 31, 2023 and 2022, the Company paid the allowance of $10,730 and $9,961 to certain shareholders for their services.

For the year ended December 31, 2023 and 2022, the Company paid the allowance of $5,365 and $5,363 to the director for his service.

During the year ended December 31, 2023 and 2022, ticket sales to director and family members amounted to $8,900 and $7,746 respectively.  During the two financial years also, the director also provided maintenance services to the Company in respect of its platform free of charge.

Apart from the transactions and balances detailed elsewhere in these accompanying consolidated financial statements, the Company has no other significant or material related party transactions during the years presented.

12. CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the year ended December 31, 2023, there is a single customer who accounts for 80% of the Company’s revenue totaling $146,501, with $0 accounts receivable at December 31, 2023.

For the year ended December 31, 2022, there is one single customer who accounts for 94% of the Company’s revenue totaling $864,799 with $0 accounts receivable at December 31, 2022.

(b) Major vendors

For the years ended December 31, 2023, there are two vendors who account for 81% and 14% of the Company’s cost of revenue totaling $146,194 and $24,399 respectively, with $8,241 and $0 accounts payable at December 31, 2023, respectively.

For the years ended December 31, 2022, there is one single vendor who accounted for 98% of the Company’s cost of revenue totaling $891,421 with $14,285 accounts payable at December 31, 2022, respectively.

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

13. COMMITMENTS AND CONTINGENCIES

As of December 31, 2023 and 2022, the Company has lease commitment of  $27,435 and $0 respectively. The lease commitment is payable within the next twelve months.

As of December 31, 2023 and 2022 also, the Company is committed to convert the balance of convertible notes of $73,275, inclusive of default sum, to common stock.  The Company has no other material commitments or contingencies.

14. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2023, up through the date the Company issued the audited consolidated financial statements.

On January 8, 2024, the Company issued 20,909,091 shares of its common stock to pay off  $6,900 of the 1800 Notes at the conversion price of $0.00033 per share.

On January 10, 2024, the Company issued 20,909,091 shares of its common stock to pay off $6,900 of the 1800 Notes at the conversion price of $0.00033 per share.

On January 18, 2024, the Company issued 26,923,077 shares of its common stock to pay off $7,000 of the 1800 Notes at the conversion price of $0.00026 per share.

On January 22, 2024, the Company issued 26,923,077 shares of its common stock to pay off $7,000 of the 1800 Notes at the conversion price of $0.00026 per share.

On January 29, 2024, the Company issued 27,000,000 shares of its common stock to pay off $7,020 of the 1800 Notes at the conversion price of $0.00026 per share.

On February 1, 2024, the Company issued 27,000,000 shares of its common stock to pay off $7,020 of the 1800 Notes at the conversion price of $0.00026 per share.

On February 5, 2024, the Company issued 27,000,000 shares of its common stock to pay off $7,020 of the 1800 Notes at the conversion price of $0.00026 per share.

On February 6, 2024, the Company issued 27,000,000 shares of its common stock to pay off $7,020 of the 1800 Notes at the conversion price of $0.00026 per share.

On February 7, 2024, the Company issued 27,000,000 shares of its common stock to pay off $7,020 of the 1800 Notes at the conversion price of $0.00026 per share.

On February 8, 2024, the Company issued 37,307,692 shares of its common stock to pay off $9,700 of the 1800 Notes at the conversion price of $0.00026 per share.

On February 9, 2024, the Company issued 37,461,538 shares of its common stock to pay off $675 of the 1800 Notes, together with interest of $9,065, at the conversion price of $0.00026 per share.

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

Our management, including the President, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based on this evaluation, our management concluded that as of December 31, 2023 these disclosure controls and procedures were not effective at the reasonable assurance level. As discussed below, our internal control over financial reporting is an integral part of our disclosure controls and procedures. Management has appointed external consultants to minimize the risk and ascertain compliance with requirements.

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

Based on the results of this assessment, our management concluded that our internal control over financial reporting was not effective as of December 31, 2023, based on such criteria. Deficiencies existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a majority of independent members and a lack of a majority of outside directors on our Board, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (ii) inadequate segregation of duties consistent with control objectives. Management believes that the lack of a majority of outside directors on our Board results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods. Management has appointed external consultants to minimize the risk and ascertain compliance with requirements.

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

Changes in Internal Controls over Financial Reporting

In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of Section 404 of the Sarbanes-Oxley Act, we continue to review, test, and improve the effectiveness of our internal controls. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter and since the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Additionally, the one share of Series A Preferred Stock contains protective provisions, which precludes the Company from taking certain actions without the approval of the holder of the share of Series A Preferred Stock. More specifically, so long as any shares of Series A Preferred Stock are outstanding, the Company shall not, without first obtaining the approval (by vote or written consent, as provided by law) of the holders of at least a majority of the then outstanding shares of Series A Preferred Stock, voting as a separate class:

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

Name	Age	Positions

Leung Tin Lung David	61	Director, President, Secretary and Treasurer

Leung Tin Lung David

Director, President, Secretary and Treasurer

Mr. Leung, age 61, has served as our President, Secretary, Treasurer and sole Director since May 27, 2020. Mr. Leung is a long-term veteran in the travel industry, with many years of experience working with government and travel trade partners. He is the founder and has been the Managing Director of JJ Explorer Tour Limited, a position he has held since 2007. From 2011 until 2017, Mr. Leung was the Marketing Representative of Philippine Department of Tourism, Hong Kong and Macau. Mr. Leung graduated from the University of Minnesota in 1984. Mr. Leung’s background in the travel industry led to our conclusion that he should serve as a director in light of our business and structure.

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

Family Relationships

Leung Yin Yu Janice, one of the officer, is the daughter of our director – Leung Tin Lung David. Other than as described above, we are not aware of any other conflicts of interest with any of our executive officers or directors.

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

Employment Agreements

The remuneration package of our directors pursuant to the employment agreements signed on April 16, 2021 is deferred indefinitely with only minimal sums being due to comply with the regulations of Hong Kong.

Indemnification Agreements

We have no indemnification agreements with our officers, directors or any other person.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our President and all other executive officers (collectively, the “Named Executive Officers”) in the fiscal years ended December 31, 2023 and 2022:

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us for the fiscal periods indicated.

						Non-Equity
						Incentive	Nonqualified
Name and				Stock	Option	Plan	Deferred	All Other
Principal Position	Year	Salary ($)	Bonus ($)	Awards ($)	Awards ($)	Compensation ($)	Compensation ($)	Compensation ($)	Total ($)

Leung Tin	2023	5,365	0	0	0	0	0	0	5,365
Lung David (1)	2022	5,363	0	0	0	0	0	0	5,363

___________

(1)	Appointed President, Secretary, Treasurer and director on May 27, 2020.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

The Company has deferred the commencement of the employment agreements of 2021 with its director and a shareholder, termination of employment, or change-in-control arrangements during the year ended December 31, 2023.

Option Exercises and Fiscal Year-End Option Value Table.

There were no stock options exercised by the named executive officers as of the end of the fiscal period ended December 31, 2023.

Long-Term Incentive Plans and Awards

There were no awards made to a named executive officer, under any long-term incentive plan, as of the end of the fiscal period ended December 31, 2023.

STOCK OPTION GRANTS

The following table sets forth stock option grants and compensation or the fiscal year ended December 31, 2023:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Leung Tin Lung David	-0-	-0-	-0-	$-0-	N/A	-0-	-0-	-0-	-0-

_____________

(1)	Effective May 27, 2020, Leung Tin Lung David was appointed as President, Secretary, and Treasurer and a Director of the Company.

DIRECTOR COMPENSATION

The following table sets forth director compensation or the fiscal year ended December 31, 2023:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Leung Tin Lung David (1)	5,365	-0-	-0-	-0-	-0-	-0-	-0-

______________

(1)	Appointed President, Secretary, Treasurer and director on May 27, 2020.

Narrative to Director Compensation Table

The following is a narrative discussion of the material information that we believe is necessary to understand the information disclosed in the previous table.

Leung Tin Leung David receives compensation in his capacity as a director of the Company. All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of February 26, 2024, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 825,861,858 shares of our common stock issued and outstanding as February 15, 2024. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

Title of Class	Name and Address of Beneficial Owner (2)	Amount and Nature of Beneficial Ownership	Percent of Common Stock(1)

Common Stock	Leung Tin Lung David (3)	69,113,213	8.37%
Preferred Stock, Class A	Leung Tin Lung David	1	100%
Common Stock	Chak Wan Ling Margaret	22,763,000	2.76%
Common Stock	Leung Yin Yu Janice	25,000,000	3.03%
Common Stock	Leung Suk Mun	25,000,000	3.03%
All directors and executive officers as a group (1 person)		146,876,213	17.18%

______________

(1)	Calculated based on 825,861,858 shares of common stock issued and outstanding on February 15, 2024.
(2)	Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of: Room 1303, 13/F, Technology Plaza, 651 King’s Road, North Point, Hong Kong.
(3)	Appointed President, Secretary, Treasurer and a director on May 27, 2020.

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

From time to time, the director of the Company advanced funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and are repayable on demand.

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

For the years ended December 31, 2023 and 2022, the Company had not generated any earnings from the use of the web and mobile application platforms, and accordingly, there are no service charges and payables due to JJ Explorer that had arisen.

For the years ended December 31, 2023 and 2022, the Company paid the salary of $5,365 and $5,363 to the director for his service.

For the year ended December 31, 2023 and 2022, the Company paid the allowance of $10,730 and $9,961 to certain shareholders for their services.

During the year ended December 31, 2023 and 2022, ticket sales to director and family members amounted to $8,900 and $7,746 respectively. During the two financial years also, the director provided maintenance services to the Company in respect of its platform free of charge.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the years ended December 31, 2023 and 2022, the total fees charged to the Company for audit services, including quarterly reviews were $39,000 and $37,000, for audit-related services were $0 and $7,000 and for tax services and other services were $0 and $0, respectively.

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

NEW MOMENTUM CORPORATION

Date: April 16, 2024	By:	/s/ Leung Tin Lung David
	Name:	Leung Tin Lung David
	Title:	President (principal executive officer, principal accounting officer, and principal financial officer)

