Form 10-Q
period 2024-03-31
New Momentum Corp.
filed 2024-05-20
CIK 1132509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of April 25, 2024, there were 825,861,858 shares of common stock, $0.001 par value per share, outstanding.

NEW MOMENTUM CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2024

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

3

 PART I. FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS.

NEW MOMENTUM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2024 AND DECEMBER 31, 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of March 31,	As of December 31,
	2024	2023
		(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$17,442	$16,776
Accounts receivable	912	906
Deposits, prepayments and other receivables	19,565	19,916

Total current assets	37,919	37,598

Non-current asset:
Right-of-use assets	20,035	26,767

TOTAL ASSETS	$57,954	$64,365

LIABILTIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$9,337	$9,208
Accrued liabilities and other payables	144,365	164,639
Amount due to a director	447,625	422,968
Amount due to a shareholder	25,641	24,349
Lease liabilities	23,006	27,435
Convertible promissory note	-	73,275

Total current liabilities	649,974	721,874

TOTAL LIABILITIES	649,974	721,874

Commitments and contingencies	-	-

SHAREHOLDERS’ DEFICIT
Preferred stock, Class A, $0.001 par value; 175,000,000 shares authorized; 1 share issued and outstanding as at March 31, 2024 and December 31, 2023 respectively	-	-
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 825,861,858 shares and 520,428,292 shares issued and outstanding as at March 31, 2024 and December 31, 2023, respectively	825,862	520,428
Additional paid in capital	4,034,709	4,257,803
Accumulated other comprehensive income (loss)	426	(346)
Accumulated deficit	(5,453,017)	(5,435,394)

Shareholders’ deficit	(592,020)	(657,509)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$57,954	$64,365

See accompanying notes to unaudited condensed consolidated financial statements.

NEW MOMENTUM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”))

	Three Months Ended March 31,
	2024	2023

Revenue, net	$6	$109,478

Cost of revenue	-	(113,141)

Gross profit (loss)	6	(3,663)

Operating expenses:
General and administrative expenses	(27,411)	(27,904)
Legal and professional fee	(1,333)	(53,107)
Total operating expenses	(28,744)	(81,011)

LOSS FROM OPERATIONS	(28,738)	(84,674)

Other income (expense):
Interest expense	(1,084)	(7,878)
Interest income	7	48
Government subsidies	3,580	3,751
Waiver of interest on convertible note	8,612	-
Total other income (expense)	11,115	(4,079)

LOSS BEFORE INCOME TAXES	(17,623)	(88,753)

Income tax expense	-	-

NET LOSS	(17,623)	(88,753)

Other comprehensive income:
Foreign currency translation gain	772	875

COMPREHENSIVE LOSS	$(16,851)	$(87,878)

Net loss per share – Basic and diluted#	$(0.00)	$(0.00)

Weighted average shares outstanding – Basic and diluted	729,759,499	182,542,033

# less than $0.001

See accompanying notes to unaudited condensed consolidated financial statements.

NEW MOMENTUM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREEMONTHS ENDED MARCH 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”))

	Three months ended March 31,
	2024	2023

Cash flows from operating activities:
Net loss	$(17,623)	$(88,753)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of convertible note discount	-	4,022
Waiver of interest on convertible note	(8,612)	-
Depreciation of right-of-use assets	6,685	6,669
Non-cash lease expense	315	640
Non-cash financing cost	1,084	3,856

Change in operating assets and liabilities:
Accounts receivable	(6)	19,092
Deposits, prepayments and other receivables	351	8,592
Accounts payable	129	(17,049)
Accrued liabilities and other payables	(3,681)	19,342
Net cash used in operating activities	(21,358)	(43,589)

Cash flows from financing activities:
Advance from a director	24,657	42,235
Advance from a shareholder	1,292	20,219
Payment of lease liabilities	(4,692)	(6,382)

Net cash provided by financing activities	21,257	56,072

Effect on exchange rate change on cash and cash equivalents	767	236

Net change in cash and cash equivalents	666	12,719

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	16,776	59,247

CASH AND CASH EQUIVALENTS, END OF PERIOD	$17,442	$71,966

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid for tax	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

NEW MOMENTUM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the Three Months ended March 31, 2024 and 2023
	Series A Preferred Stock		Common stock		Additional paid-in	Accumulated other comprehensive (loss)	Accumulated	Total shareholders’
	No. of shares	Amount	No. of shares	Amount	capital	income	losses	deficit

Balance as at January 1, 2023 (audited)	1	$-	177,687,535	$177,688	$4,369,093	$232	$(5,031,461)	$(484,448)
Shares issued on convertible notes	-	-	13,095,239	13,095	26,905	-	-	40,000
Foreign currency translation adjustment	-	-	-	-	-	875	-	875
Net loss for the period	-	-	-	-	-	-	(88,753)	(88,753)
Balance as at March 31, 2023	1	$-	190,782,774	$190,783	$4,395,998	$1,107	$(5,120,214)	$(532,326)
Balance as at January 1, 2024 (audited)	1	$-	520,428,292	$520,428	$4,257,803	$(346)	$(5,435,394)	$(657,509)
Shares issued on convertible notes	-	-	305,433,566	305,434	(223,094)	-	-	82,340
Foreign currency translation adjustment	-	-	-	-	-	772	-	772
Net loss for the period	-	-	-	-	-	-	(17,623)	(17,623)
Balance as at March 31, 2024	1	$-	825,861,858	$825,862	$4,034,709	$426	$(5,453,017)	$(592,020)

See accompanying notes to unaudited condensed consolidated financial statements.

NEW MOMENTUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREEMONTHS ENDED MARCH 31, 2024 AND 2023

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

The Company has suffered from continuous loss from its inception and has net current liabilities of $612,055 as of March 31, 2024. The continuation of the Company as a going concern through the next twelve months is dependent upon the continued financial support from its shareholders. The Company is currently pursuing additional financing for its operations and future expansion. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

These accompanying unaudited condensed consolidated financial statements have been prepared in U.S. Dollars in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the period ended March 31, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Form 10-K, as filed with the SEC on April 17, 2024.

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

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer’s financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of March 31, 2024 and December 31, 2023, there was no allowance for doubtful accounts.

•	Allowance for Expected Credit Losses

ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments requires entities to use a current lifetime expected credit loss methodology to measure impairments of certain financial assets.  The Company’s allowance for expected credit loss estimates the amount of expected future credit losses by analyzing accounts receivables balance by age and applying historical write off and collection experience.  The Company’s estimate separately considers macroeconomics trends, specific circumstances and credit conditions of customer receivables.  Account balances are written off against the allowance when it is determined the receivable will not be recovered.

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

The Company follows the guidance provided in ASC 606, Revenue from Contracts with Customers, for determining whether the Company is the principal or an agent in arrangements with customers that involve another party that contributes to the provision of goods to a customer. In these instances, the Company determines whether it has promised to provide the goods itself (as principal) or to arrange for the specified goods and services to be provided by another party (as an agent). This determination is a matter of judgment that depends on the facts and circumstances of each arrangement. The Company recognizes revenue from the sale of its air tickets on a gross basis as the Company is responsible for the fulfillment, controls the delivery of the promised goods, and has full discretion in establishing prices and therefore is the principal in the arrangement.

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the three months ended March 31, 2024 and 2023.

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

Translation of amounts from HKD and SGD into US$ have been made at the following exchange rates for the three months ended March 31, 2024 and 2023:

	March 31, 2024	March 31, 2023
Period-end HKD:US$ exchange rate	0.1277	0.1274
Average HKD:US$ exchange rate	0.1279	0.1276
Period-end SGD:US$ exchange rate	0.7407	0.7519
Average SGD:US$ exchange rate	0.7232	0.7503

•	Comprehensive income

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

A government incentive is not recognized until there is reasonable assurance that: (a) the enterprise will comply with the conditions attached to the incentive; and (b) the incentive will be received. When the Company receives government incentives but the conditions attached to the incentives have not been fulfilled, such government incentives are deferred and recorded under other payables and accrued expenses, and other long-term liability. The classification of short-term or long-term liabilities is dependent on management’s expectation of when the conditions attached to the incentives can be fulfilled. For the three months ended March 31, 2024 and 2023, the Company received government incentives (net of related expense) of $3,580 and $3,751, which are recognized as other income in the consolidated statements of operations.

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

In March 2023, the FASB issued new accounting guidance, ASU 2023-01, for leasehold improvements associated with common control leases, which is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been made available for issuance. The new guidance introduced two issues: terms and conditions to be considered with leases between related parties under common control and accounting for leasehold improvements. The goals for the new issues are to reduce the cost associated with implementing and applying Topic 842 and to promote diversity in practice by entities within the scope when applying lease accounting requirements.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and believe the future adoption of any such pronouncements may not be expected to cause a material impact on its financial condition or the results of its operations.

4. RIGHT-OF-USE ASSETS

	March 31,	December 31,
	2024	2023

Cost of right-of-use assets	$53,427	$53,534
Accumulated depreciation	(33,392)	(26,767)
Carrying amount	$20,035	$26,767

The Company entered into an operating lease for office premises. The lease term is fixed in a tenor of 2 years.

The depreciation of the right-of-use asset for the three months ended March 31, 2024 and 2023 amounted to $6,685 and $6,669 respectively, whereas the lease expense amounted to $315 and $640 respectively.

The corresponding lease liability as of March 31, 2024 and December 31, 2023 amounted to $23,006 and $27,435 respectively. The lease liability will expire within the next twelve months.

5. AMOUNTS DUE TO A DIRECTOR AND SHAREHOLDER

As of March 31, 2024 and December 31, 2023, the Company owed to its director an amount of $447,625 and $422,968, respectively. As of March 31, 2024 and December 31, 2023, the Company owed to a shareholder an amount of $25,641 and $24,349, respectively. The amounts are unsecured, non-interest bearing and repayable on demand.

6. CONVERTIBLE PROMISSORY NOTES

The Company issued Convertible Promissory Notes to 1800 Diagonal Lending LLC, (“1800”) via numerous Securities Purchase Agreements as stated in the foregoing paragraphs, The terms of the 1800 Notes, which bear interest at 8% per annum provides for the conversion only after 180 days from the issue date, and number of the shares held by the holder and its affiliates when converted, shall not to exceed 4.99% of issued and outstanding common stock of the Company. The 1800 Notes are convertible into shares of common stock of the Company at a price equal to 35% of the lowest trading price of the Company’s common stock for the twenty (20) consecutive trading days immediately preceding to the conversion date.

On May 18, 2022, the Company issued a promissory note in the original principal amount of $68,750 which was due on May 18, 2023. The 1800 Note contained an original issue discount of $3,750 which was reflected as a debt discount and amortized over the twelve months Note term. The Notes were fully settled as follows:

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

On August 4, 2022, the Company issued another promissory note in the original principal amount of $54,250 which was due on August 4, 2023. The 1800 Note contained an original issue discount of $4,250 which was reflected as a debt discount and amortized over the twelve months Note term. The Notes were fully settled as follows:

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

On September 2, 2022, the Company issued a further promissory note in the original principal amount of $54,250 which was due on September 2, 2023. The 1800 Note contained an original issue discount of $4,250 which was reflected as a debt discount and amortized over the twelve months Note term. The Notes were fully settled as follows:

•	on August 9, 2023, a further default sum of $27,125 was incurred resulting principal of $81,375 still remained to be converted.;
•	on November 27, 2023, principal of $7,850 was converted to 13,305,085 shares of common stock with conversion price of $0.00059 per share;
•	on November 28, 2023, principal of $7,850 was converted to 13,305,085 shares of common stock with conversion price of $0.00059 per share;
•	on November 29, 2023, principal of $7,850 was converted to 13,305,085 shares of common stock with conversion price of $0.00059 per share;
•	on November 30, 2023, principal of $7,850 was converted to 13,305,085 shares of common stock with conversion price of $0.00059 per share;
•	on December 4, 2023, principal of $7,850 was converted to 13,305,085 shares of common stock with conversion price of $0.00059 per share;
•	on December 6, 2023, principal of $9,555 was converted to 19,500,000 shares of common stock with conversion price of $0.00049 per share;
•	on December 12, 2023, principal of $8,970 was converted to 19,500,000 shares of common stock with conversion price of $0.00046 per share;
•	on December 13, 2023, principal of $8,300 was converted to 19,761,904 shares of common stock with conversion price of $0.00042 per share;
•	on December 15, 2023, principal of $8,300 was converted to 19,761,904 shares of common stock with conversion price of $0.00042 per share;
•	on December 19, 2023, principal of $7,000 and interest of $1,100 was converted to 20,769,231 shares of common stock with conversion price of $0.00039 per share;

On September 20, 2022, the Company issued another promissory note in the original principal amount of $54,250 which was due on September 20, 2023. The 1800 Note contained an original issue discount of $4,250 which was reflected as a debt discount and amortized over the twelve months Note term. On December 26, 2023, principal of $8,100 was converted to 20,769,231 shares of common stock with conversion price of $0.00039 per share and a further default sum of $27,125 was incurred resulting principal of $73,275 still remained to be converted as at December 31, 2023. The Notes were fully settled as follows:

•	on January 8, 2024, principal of $6,900 was converted to 20,909,091 shares of common stock with conversion price of $0.00033 per share;
•	on January 10, 2024 , principal of $6,900 was converted to 20,909,091 shares of common stock with conversion price of $0.00033 per share;
•	on January 18, 2024, principal of $7,000 was converted to 26,923,077 shares of common stock with conversion price of $0.00026 per share;
•	on January 22, 2024, principal of $7,000 was converted to 26,923,077 shares of common stock with conversion price of $0.00026 per share;
•	on January 29, 2024, principal of $7,020 was converted to 27,000,000 shares of common stock with conversion price of $0.00026 per share;
•	on February 1, 2024, principal of $7,020 was converted to 27,000,000 shares of common stock with conversion price of $0.00026 per share;
•	on February 5, 2024, principal of $7,020 was converted to 27,000,000 shares of common stock with conversion price of $0.00026 per share;
•	on February 6, 2024, principal of $7,020 was converted to 27,000,000 shares of common stock with conversion price of $0.00026 per share;
•	on February 7, 2024, principal of $7,020 was converted to 27,000,000 shares of common stock with conversion price of $0.00026 per share;
•	on February 8, 2024, principal of $9,700 was converted to 37,307,692 shares of common stock with conversion price of $0.00026 per share;
•	on February 9, 2024, principal of $675 and interest of $9,065 was converted to 37,461,538 shares of common stock with conversion price of $0.00026 per share;

As of March 31, 2024, all the 1800 Notes issued above have been fully converted

For the three months ended March 31, 2024 and 2023, the amortization of discount was $0 and $4,022, respectively.

For the three months ended March 31, 2024 and 2023, interest on convertible note was $1,084 and $3,856, respectively.

For the three months ended March 31, 2024 and 2023, waiver of interest on convertible note was $8,612 and $0, respectively.

As of March 31, 2024 and December 31, 2023, accrued interest amounted to $0 and $16,593, respectively.

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

Issued and outstanding shares

As of March 31, 2024 and December 31, 2023, 1 share of Class A preferred stock was issued and outstanding.

Common Stock

Authorized shares

The Company was authorized to issue 1,000,000,000 shares of common stock at par value of $0.001.

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

On January 8, 2024, the Company issued 20,909,091 shares of its common stock to pay off the 1800 Notes with principal of $6,900 at the conversion price of $0.00033 per share.

On January 10, 2024, the Company issued 20,909,091 shares of its common stock to pay off the 1800 Notes with principal of $6,900 at the conversion price of $0.00033 per share.

On January 18, 2024, the Company issued 26,923,077 shares of its common stock to pay off the 1800 Notes with principal of $7,000 at the conversion price of $0.00026 per share.

On January 22, 2024, the Company issued 26,923,077 shares of its common stock to pay off the 1800 Notes with principal of $7,000 at the conversion price of $0.00026 per share.

On January 29, 2024, the Company issued 27,000,000 shares of its common stock to pay off the 1800 Notes with principal of $7,020 at the conversion price of $0.00026 per share.

On February 1, 2024, the Company issued 27,000,000 shares of its common stock to pay off the 1800 Notes with principal of $7,020 at the conversion price of $0.00026 per share.

On February 5, 2024, the Company issued 27,000,000 shares of its common stock to pay off the 1800 Notes with principal of $7,020 at the conversion price of $0.00026 per share.

On February 6, 2024, the Company issued 27,000,000 shares of its common stock to pay off the 1800 Notes with principal of $7,020 at the conversion price of $0.00026 per share.

On February 7, 2024, the Company issued 27,000,000 shares of its common stock to pay off the 1800 Notes with principal of $7,020 at the conversion price of $0.00026 per share.

On February 8, 2024, the Company issued 37,307,692 shares of its common stock to pay off the 1800 Notes with principal of $9,700 at the conversion price of $0.00026 per share.

On February 9, 2024, the Company issued 37,461,538 shares of its common stock to pay off the 1800 Notes with principal of $675 and interest of $9,065 at the conversion price of $0.00026 per share.

As of March 31, 2024 and December 31, 2023, 825,861,858 and 520,428,292 shares of common stock were issued and outstanding respectively.

Stock Incentive Option Plan

On October 14, 2020, the Company approved a Share Incentive Option Plan whereby an aggregate of twenty million (20,000,000) shares of common stock were initially reserved for issuance upon exercise of stock options under the Plan.  As of March 31, 2024, 19,650,000 stock of common shares have been issued under the Plan.

As of March 31, 2024 and December 31, 2023, 350,000 shares are reserved to be issued under the Plan respectively.

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

As of March 31, 2024, the operations in the United States of America incurred $4,988,448 of cumulative net operating losses which can be carried forward indefinitely to offset future taxable income. The Company has provided for a full valuation allowance against the deferred tax assets of $1,047,574 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

	Three months ended March 31,
	2024	2023

Loss before income taxes	$(195)	$(19,114)
Statutory income tax rate	21%	21%
Income tax expense at statutory rate	(41)	(4,014)
Tax loss – valuation allowance	41	4,014
Income tax expense	$-	$-

BVI

NHCL is considered to be an exempted British Virgin Islands Company and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States.

Singapore

NMAPL is registered in Republic of Singapore and is subject to the Singapore corporate income tax at a standard income tax rate of 17% on the assessable income arising in Singapore during its tax year. No assessable income was generated in Singapore during the three months ended March 31, 2024 and there was no provision for income tax.

As of March 31, 2024, the operation in Singapore incurred $5,601 of cumulative net operating losses which can be carried forward to offset future taxable income with no expiry. The Company has provided for a full valuation allowance against the deferred tax assets of $952 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future. The reconciliation of income tax rate to the effective income tax rate for the three months ended March 31, 2024 and 2023 are as follows:

	Three months ended March 31,
	2024	2023

Loss before income taxes	$(215)	$(88)
Statutory income tax rate	17%	17%
Income tax expense at statutory rate	(37)	(15)
Tax loss – valuation allowance	37	15
Income tax expense	$-	$-

Hong Kong

GL, BBL and JL are operating in Hong Kong and are subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the three months ended March 31, 2024 and 2023 are as follows:

	Three months ended March 31,
	2024	2023

Loss before income taxes	$(17,602)	$(69,551)
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	(2,905)	(11,475)
Tax effect of non-taxable items	(592)	-
Tax effect of non-deductible items	296	8,169
Tax loss – valuation allowance	3,201	3,306
Income tax expense	$-	$-

As of March 31, 2024, the operations in Hong Kong incurred $366,303 of cumulative net operating losses which can be carried forward to offset future taxable income with no expiry. The Company has provided for a full valuation allowance against the deferred tax assets of $60,440 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the deferred tax assets of the Company as of March 31, 2024 and December 31, 2023:

	As of
	March 31, 2024	December 31, 2023
Deferred tax assets:
Tax losses carryforwards
- United States	$1,047,574	$1,047,615
- Hong Kong	60,440	57,238
- Singapore	952	916
	1,108,966	1,105,769
Less: valuation allowance	(1,108,966)	(1,105,769)
Deferred tax assets, net	$-	$-

9. NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the year. The following table sets forth the computation of basic and diluted net loss per share for the three months ended March 31, 2024 and 2023:

Schedule of computation of net loss per share
	Three months ended March 31,
	2024	2023

Net loss attributable to common shareholders	$(17,623)	$(88,753)

Weighted average common shares outstanding – Basic and diluted	729,759,499	182,542,033

Net loss per share – Basic and diluted#	$(0.00)	$(0.00)

# less than $0.001

For the three months ended March 31, 2024 and 2023, despite potential conversion of promissory notes as of the prior period, and shares to be issued under the Incentive Plan, diluted weighted-average common shares outstanding is equal to basic weighted-average common shares, due to the Company’s net loss position. No common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive.

10. PENSION COSTS

The Company is required to make contribution to their employees under a government-mandated defined contribution pension scheme for its eligible full-times employees in Hong Kong. The Company is required to contribute a specified percentage of the participants’ relevant income based on their ages and wages level. During the three months ended March 31, 2024 and 2023, $201 and $201 contributions were made accordingly.

11. RELATED PARTY TRANSACTIONS

From time to time, the directors of the Company advanced funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and repayable on demand.

For the three months ended March 31, 2024 and 2023, ticket sales to director and family members amounted to $0 and $6,437 respectively.

For the three months ended March 31, 2024 and 2023, the Company paid the allowance of $2,685 and $2,680 to certain shareholders for their service.

For the three months ended March 31, 2024 and 2023, the Company paid the allowance of $1,343 and $1,340 to the director for his service.

During the two financial periods, the director also provided maintenance services to the Company in respect of its platform free of charge.

Apart from the transactions and balances detailed elsewhere in these accompanying unaudited condensed consolidated financial statements, the Company has no other significant or material related party transactions during the years presented.

10. CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the three months ended March 31, 2024, there is a single customer who accounts for 100% of the Company’s revenue totaling $6, with $0 accounts receivable at March 31, 2024.

For the three months ended March 31, 2023, there was one single customer who accounted for 90% of the Company’s revenue totaling $98,747 with $0 accounts receivable at March 31, 2023.

(b) Major vendors

For the three months ended March 31, 2024, there are no vendors who account for 10% of the Company’s cost of revenue.

For the three months ended March 31, 2023, there was one single vendor who accounted for 87% of the Company’s cost of revenue totaling $98,582, with $0 accounts payable at March 31, 2023.

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

11. COMMITMENTS AND CONTINGENCIES

As of March 31, 2024 and December 31, 2023, the Company has lease commitment of $20,662 and $27,435 respectively. The lease commitment is payable within the next twelve months.

As of March 31, 2024 and December 31, 2023 also, the Company is committed to convert the balance of convertible notes of $0 and $73,275 respectively, inclusive of default sum, to common stock.  The Company has no other material commitments or contingencies.

12. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2024, up through the date the Company issued the audited consolidated financial statements.

The Company determined that there are no further events to disclose.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of New Momentum Corporation, a Nevada corporation (the “Company”), and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the December 31, 2023 audited financial statements and related notes included in the Company’s Form 10-K (File No. 000-52273; the “Form 10-K”), as filed with the Securities and Exchange Commission on April 17, 2024. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements.

OVERVIEW

The Company was incorporated in the State of Nevada on July 1, 1999 and established a fiscal year end of December 31.

Going Concern

To date the Company has little operations or revenues and consequently has incurred recurring losses from operations. The ability of the Company to continue as a going concern is dependent on director’s support and raising capital to fund our business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

The Company plans to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

PLAN OF OPERATION

We generated revenues of $6 and $124,481 from our business for the three months ended March 31, 2024 and 2023, respectively. We operate an online ticketing platform named Gagfare.com, which provides a ticketing system for individuals and agencies to search, book and issue flight tickets and other services.

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

RESULTS OF OPERATIONS

Comparison of the Three Months ended March 31, 2024 and 2023

As of March 31, 2024, we suffered from a working capital deficit of $612,055. As a result, our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders or other capital sources in the next twelve months. Management believes that the continuing financial support from the existing shareholders and external financing will provide the additional cash to meet our obligations as they become due. Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

The following table sets forth certain operational data for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Revenues	$6	$109,478
Cost of revenue	-	(113,141)
Gross profit (loss)	6	(3,663)
General and administrative expenses	(28,744)	(81,011)
Other income (expense)	11,115	(4,079)
Loss before income taxes	(17,623)	(88,753)
Income tax expense	-	-
Net loss	(17,623)	(88,753)

Revenue. We generated revenues of $6 and $109,478 for the three months ended March 31, 2024 and 2023 respectively, due to the decreased transactions in ticket booking during 2024 as the Company has ceased ticket sales from Sept 2023 to upgrade the platform.

Cost of Revenue. Cost of revenue for the three months ended March 31, 2024 and 2023, was $0 and $113,141, respectively. Cost of revenue decreased primarily as a result of the decrease in our business volume as mentioned above.

Gross Profit (Loss). We achieved a gross profit of $6 and a loss of $3,663 for the three months ended March 31, 2024 and 2023, respectively, due to the differing nature of income which earned better margins during the period.

Other Income (Expense). We incurred other income (expense) of $11,115 and ($4,079) for the three months ended March 31, 2024 and 2023, respectively. The increase in other income is primarily attributable to the waiver of interest on convertible notes and reduction in interest expense from the conversion of the convertible notes substantially in 2023. The other income for the three months ended March 31, 2024 comprised incentives from government for the operation of certain approved tour packages of $3,580, whereas for the three months ended March 31, 2023, was $3,751

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $28,744 and $81,011 for the three months ended March 31, 2024 and 2023, respectively. The decrease in G&A is primarily attributable to non-engaging of certain legal and professional consultants relating to business development during the current period, as compared to 2023.

Income Tax Expense. Our income tax expenses for the three months ended March 31, 2024 and 2023 were $0 and $0.

Net Loss. As a result of the above, during the three months ended March 31, 2024, we incurred a net loss of $17,623, as compared to $88,753 for the three months ended March 31, 2023.

Liquidity and Capital Resources

As of March 31, 2024, we had cash and cash equivalents of $17,442, accounts receivable of $912, deposits, prepayments and other receivables of $19,565.

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(21,358)	$(43,589)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	21,257	56,072

Net Cash Used In Operating Activities.

For the three months ended March 31, 2024, net cash used in operating activities was $21,358, which consisted primarily of net loss of $17,623, an increase in accounts receivables of $6, a decrease in accrued liabilities and other payables of $3,681 and a non cash income from the waiver of interest on convertible note of $8,612 offset by a decrease in deposits, prepayments and other receivables of $351, an increase in accounts payable of $129 and non-cash items comprising depreciation of right-of-use asset of $$6,685, expense related to lease liabilities of $315 and financing cost of $1,084.

For the three months ended March 31, 2023, net cash used in operating activities was $43,589, which consisted primarily of net loss of $88,753 and a decrease in accounts payable of $17,049, offset by, a decrease in trade receivables of $19,092, a decrease in deposits and prepayment of 8,592, an increase in accrued liabilities and other payables of $19,342 and non-cash items comprising amortization of convertible note discount of $4,022, depreciation of right-of-use asset of $6,669, expense related to lease liabilities of $640 and financing cost of $3,856,.

We expect to continue to rely on cash generated through financing from our existing shareholders and private placements of our securities, however, to finance our operations and future acquisitions.

Net Cash Provided By Investing Activities.

For the three months ended March 31, 2024 and 2023, there are no net cash provided by investing activities.

Net Cash Provided By Financing Activities.

For the three months ended March 31, 2024, net cash provided by financing activities was $21,257 consisting primarily of $24,657 advance from director and $1,292 advance from a shareholder, offset by $4,692 payment of lease liabilities.

For the three months ended March 31, 2023, net cash provided by financing activities was $56,072 consisting primarily of $42,235 advance from director and $20,219 advance from a shareholder, offset by $6,382 payment of lease liabilities,

Global Economic Climate

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2024.

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

Our management, including the President, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based on this evaluation, our management concluded that as of March 31, 2024 these disclosure controls and procedures were not effective at the reasonable assurance level. As discussed below, our internal control over financial reporting is an integral part of our disclosure controls and procedures.  Management has appointed external consultants to minimize the risk and ascertain compliance with requirements to mitigate the risks.

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

NEW MOMENTUM CORPORATION

Date: May 20, 2024	By:	/s/ Leung Tin Lung David
	Name:	Leung Tin Lung David
	Title:	President and Chief Executive Officer (principal executive officer, principal accounting officer and principal financial officer)

