Form 10-Q
period 2024-06-30
New Momentum Corp.
filed 2024-08-19
CIK 1132509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of July 29, 2024, there were 825,861,858 shares of common stock, $0.001 par value per share, outstanding.

NEW MOMENTUM CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2024

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

NEW MOMENTUM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2024 AND DECEMBER 31, 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of June 30,	As of December 31,
	2024	2023
		(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$16,832	$16,776
Accounts receivable	914	906
Deposits, prepayments and other receivables	25,555	19,916

Total current assets	43,301	37,598

Non-current asset:
Right-of-use assets	13,391	26,767

TOTAL ASSETS	$56,692	$64,365

LIABILTIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$13,222	$9,208
Accrued liabilities and other payables	150,817	164,639
Amount due to a director	464,906	422,968
Amount due to a shareholder	27,052	24,349
Lease liabilities	13,896	27,435
Convertible promissory note	-	73,275

Total current liabilities	669,893	721,874

TOTAL LIABILITIES	669,893	721,874

Commitments and contingencies	-	-

SHAREHOLDERS’ DEFICIT
Preferred stock, Class A, $0.001 par value; 175,000,000 shares authorized; 1 share issued and outstanding as at June 30, 2024 and December 31, 2023 respectively	-	-
Common Stock, $0.001 par value; 1,000,000,000 shares authorized; 825,861,858 shares and 520,428,292 shares issued and outstanding as at June 30, 2024 and December 31, 2023, respectively	825,862	520,428
Additional paid in capital	4,034,709	4,257,803
Accumulated other comprehensive loss	(812)	(346)
Accumulated deficit	(5,472,960)	(5,435,394)

Shareholders’ deficit	(613,201)	(657,509)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$56,692	$64,365

See accompanying notes to unaudited condensed consolidated financial statements.

NEW MOMENTUM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”))

	Three Months ended June 30,		Six Months ended June 30,
	2024	2023	2024	2023

Revenue, net	$-	$56,286	$6	$180,767

Cost of revenue	-	(56,045)	-	(180,438)

Gross profit	-	241	6	329

Operating expenses:
General and administrative expenses	(25,842)	(30,741)	(53,253)	(58,645)
Legal and professional fee	(6,593)	(45,340)	(7,926)	(98,447)
Total operating expenses	(32,435)	(76,081)	(61,179)	(157,092)

Other income (expense):
Interest expense	-	(7,649)	(1,084)	(15,527)
Sundry income	422	-	422	-
Interest income	18	135	25	183
Government subsidies	12,052	-	15,632	-
Waiver of interest on convertible note	-	-	8,612	-
Total other income (expense)	12,492	(7,514)	23,607	(15,344)

LOSS BEFORE INCOME TAXES	(19,943)	(83,354)	(37,566)	(172,107)

Income tax expense	-	-	-	-

NET LOSS	(19,943)	(83,354)	(37,566)	(172,107)

Other comprehensive income:
Foreign currency translation (loss) gain	(1,238)	(475)	(466)	400

COMPREHENSIVE LOSS	$(21,181)	$(83,829)	$(38,032)	$(171,707)

Weighted average shares outstanding – Basic and diluted	825,861,858	187,400,150	777,810,679	187,400,150

Net loss per share – Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

# less than $0.001

See accompanying notes to unaudited condensed consolidated financial statements.

NEW MOMENTUM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”))

	Six months ended June 30,
	2024	2023

Cash flows from operating activities:
Net loss	$(37,566)	$(172,107)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of convertible note discount	-	8,137
Waiver of interest on convertible note	(8,612)	-
Depreciation of right-of-use assets	13,372	13,338
Non-cash lease expense	544	1,200
Non-cash financing cost	1,084	7,390

Change in operating assets and liabilities:
Accounts receivable	(8)	19,073
Deposits, prepayments and other receivables	(5,639)	12,108
Accounts payable	4,014	(6,565)
Accrued liabilities and other payables	2,771	13,784
Net cash used in operating activities	(30,039)	(103,642)

Cash flows from financing activities:
Advance from a director	41,938	74,066
Advance from a shareholder	2,703	21,600
Payment of lease liabilities	(14,079)	(14,044)

Net cash provided by financing activities	30,562	81,622

Effect on exchange rate change on cash and cash equivalents	(466)	400

Net change in cash and cash equivalents	56	(21,620)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	16,776	59,247

CASH AND CASH EQUIVALENTS, END OF PERIOD	$16,832	$37,627

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid for tax	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

NEW MOMENTUM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Preferred Stock Class A		Common Stock		Additional paid	Accumulated other comprehensive	Accumulated	Total shareholders’
	No. of shares	Amount	No. of shares	Amount	in capital	losses	deficit	deficit

Balance as at January 1, 2023	1	$-	177,687,535	$177,688	$4,369,093	$232	$(5,031,461)	$(484,448)

Shares issued on convertible notes	-	-	13,095,239	13,095	26,905	-	-	40,000
Foreign currency translation adjustment	-	-	-	-	-	875	-	875
Net loss for the period	-	-	-	-	-	-	(88,753)	(88,753)

Balance as at March 31, 2023	1	$-	190,782,774	$190,783	$4,395,998	$1,107	$(5,120,214)	$(532,326)

Shares issued on convertible notes	-	-	5,882,353	5,882	4,118	-	-	10,000
Foreign currency translation adjustment	-	-	-	-	-	(475)	-	(475)
Net loss for the period	-	-	-	-	-	-	(83,354)	(83,354)
Balance as at June 30, 2023	1	$-	196,665,127	$196,665	$4,400,116	$632	$(5,203,568)	$(606,155)

Balance as at January 1, 2024	1	$-	520,428,292	$520,428	$4,257,803	$(346)	$(5,435,394)	$(657,509)

Shares issued on convertible notes	-	-	305,433,566	305,434	(223,094)	-	-	82,340
Foreign currency translation adjustment	-	-	-	-	-	772	-	772
Net loss for the period	-	-	-	-	-	-	(17,623)	(17,623)

Balance as at March 31, 2024	1	$-	825,861,858	$825,862	$4,034,709	$426	$(5,453,017)	$(592,020)

Foreign currency translation adjustment	-	-	-	-	-	(1,238)	-	(1,238)
Net loss for the period	-	-	-	-	-	-	(19,943)	(19,943)

Balance as at June 30, 2024	1	$-	825,861,858	$825,862	$4,034,709	$(812)	$(5,472,960)	$(613,201)

See accompanying notes to unaudited condensed consolidated financial statements.

NEW MOMENTUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

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

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities	Particulars of registered/ paid up share capital	Effective interest held

NEMO Holding Company Limited	British Virgin Islands	Investment holding	10,000 ordinary shares at par value of US$1	100%

Gagfare Limited	Hong Kong	Travel agency	500,000 ordinary shares for HK$500,000	100%

Beyond Blue Limited	Hong Kong	Event organizer	1 ordinary share for HK$1	100%

New Momentum Asia Pte. Ltd.	Singapore	Investment holding	1 ordinary share of SGD 1	100%

JPOPCOIN Limited*	Hong Kong	Administrative service	5 ordinary shares for HK$5	100%

*          In process of deregistration.

The Company and its subsidiaries are hereinafter referred to as (the “Company”).

2. GOING CONCERN UNCERTAINTIES

The accompanying unaudited condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has suffered from continuous loss from its inception and has net current liabilities of $626,592 as of June 30, 2024. The continuation of the Company as a going concern through the next twelve months is dependent upon the continued financial support from its shareholders. The Company is currently pursuing additional financing for its operations and future expansion. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

These accompanying unaudited condensed consolidated financial statements have been prepared in U.S. Dollars in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the period ended June 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Form 10-K, as filed with the SEC on April 17, 2024.

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

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer’s financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of June 30, 2024 and December 31, 2023, there was no allowance for doubtful accounts.

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the three and six months ended June 30, 2024 and 2023.

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

Translation of amounts from HKD and SGD into US$ have been made at the following exchange rates for the six months ended June 30, 2024 and 2023:

	June 30, 2024	June 30, 2023
Period-end HKD:US$ exchange rate	0.1281	0.12764
Average HKD:US$ exchange rate	0.1279	0.12757
Period-end SGD:US$ exchange rate	0.7377	0.73910
Average SGD:US$ exchange rate	0.7424	0.74845

•	Comprehensive income

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying unaudited condensed consolidated statements of changes in shareholders’ equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

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

A government incentive is not recognized until there is reasonable assurance that: (a) the enterprise will comply with the conditions attached to the incentive; and (b) the incentive will be received. When the Company receives government incentives but the conditions attached to the incentives have not been fulfilled, such government incentives are deferred and recorded under other payables and accrued expenses, and other long-term liability. The classification of short-term or long-term liabilities is dependent on management’s expectation of when the conditions attached to the incentives can be fulfilled. For the three months ended June 30, 2024 and 2023, the Company received government incentives (net of related expense) of $12,052 and $0. For the six months ended June 30, 2024 and 2023, the Company received government incentives (net of related expense) of $15,632 and $0, which are recognized as other income in the consolidated statements of operations.

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

The unaudited condensed consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of unaudited condensed consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amount due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

In March 2023, the FASB issued new accounting guidance, ASU 2023-01, for leasehold improvements associated with common control leases, which is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been made available for issuance. The new guidance introduced two issues: terms and conditions to be considered with leases between related parties under common control and accounting for leasehold improvements. The goals for the new issues are to reduce the cost associated with implementing and applying Topic 842 and to promote diversity in practice by entities within the scope when applying lease accounting requirements. This new accounting guidance does not have any effect. on the Company.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and believe the future adoption of any such pronouncements may not be expected to cause a material impact on its financial condition or the results of its operations.

4. RIGHT-OF-USE ASSETS

	June 30,	December 31,
	2024	2023

Cost of right-of-use assets	$53,565	$53,534
Accumulated depreciation	(40,174)	(26,767)
Carrying amount	$13,391	$26,767

The Company entered into an operating lease for office premises. The lease term is fixed for a term of 2 years commencing from January 1, 2023.

The depreciation of the right-of-use asset for the three months ended June 30, 2024 and 2023 amounted to $6,687 and $6,669 respectively, whereas the lease expense amounted to $230 and $561 respectively.

The depreciation of the right-of-use asset for the six months ended June 30, 2024 and 2023 amounted to $13,372 and $13,338 respectively, whereas the lease expense amounted to $544 and $1,200 respectively.

The corresponding lease liability as of June 30, 2024 and December 31, 2023 amounted to $13,896 and $27,435 respectively. The lease liability will expire within the next twelve months.

5. AMOUNTS DUE TO A DIRECTOR AND SHAREHOLDER

As of June 30, 2024 and December 31, 2023, the Company owed to its director an amount of $464,906 and $422,968, respectively. As of June 30, 2024 and December 31, 2023, the Company owed to a shareholder an amount of $27,052 and $24,349, respectively. The amounts are unsecured, non-interest bearing and repayable on demand.

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

On September 20, 2022, the Company issued another promissory note in the original principal amount of $54,250 which was due on September 20, 2023. The 1800 Note contained an original issue discount of $4,250 which was reflected as a debt discount and amortized over the twelve months Note term. As of December 31, 2023, $73,275, inclusive of default sum, still remained to be converted but nevertheless was fully settled as of June 30, 2024 as follows:

•	on December 26 2023, principal of $8,100 was converted to 20,769,231 shares of common stock with conversion price of $0.00039 per share;
•	on January 8, 2024, principal of $6,900 was converted to 20,909,091 shares of common stock with conversion price of $0.00033 per share;
•	on January 10, 2024, principal of $6,900 was converted to 20,909,091 shares of common stock with conversion price of $0.00033 per share;
•	on January 18, 2024, principal of $7,000 was converted to 26,923,077 shares of common stock with conversion price of $0.00026 per share;
•	on January 22, 2024, principal of $7,000 was converted to 26,923,077 shares of common stock with conversion price of $0.00026 per share;
•	on January 29, 2024, principal of $7,020 was converted to 27,000,000 shares of common stock with conversion price of $0.00026 per share;
•	on February 1, 2024, principal of $7,020 was converted to 27,000,000 shares of common stock with conversion price of $0.00026 per share;
•	on February 5, 2024, principal of $7,020 was converted to 27,000,000 shares of common stock with conversion price of $0.00026 per share;
•	on February 6, 2024, principal of $7,020 was converted to 27,000,000 shares of common stock with conversion price of $0.00026 per share;
•	on February 7, 2024, principal of $7,020 was converted to 27,000,000 shares of common stock with conversion price of $0.00026 per share;
•	on February 8, 2024, principal of $9,700 was converted to 37,307,692 shares of common stock with conversion price of $0.00026 per share;
•	on February 9, 2024, principal of $675 and interest of $9,065 was converted to 37,461,538 shares of common stock with conversion price of $0.00026 per share;

As of June 30, 2024, all the 1800 Notes issued above have been fully converted.

For the three months ended June 30, 2024 and 2023, the amortization of discount was $0 and $4,115, respectively.

For the six months ended June 30, 2024 and 2023, the amortization of discount was $0 and $8,137, respectively.

For the three months ended June 30, 2024 and 2023, interest on convertible note was $0 and $3,534, respectively.

For the six months ended June 30, 2024 and 2023, interest on convertible note was $1,084 and $7,390, respectively.

For the six months ended June 30, 2024 and 2023, waiver of interest on convertible note was $8,612 and $0, respectively.

As of June 30, 2024 and December 31, 2023, accrued interest amounted to $0 and $16,593, respectively.

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

Issued and outstanding shares

As of June 30, 2024 and December 31, 2023, 1 share of Class A preferred stock was issued and outstanding.

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

As of June 30, 2024 and December 31, 2023, 825,861,858 and 520,428,292 shares of common stock were issued and outstanding respectively.

Stock Incentive Option Plan

On October 14, 2020, the Company approved a Share Incentive Option Plan whereby an aggregate of twenty million (20,000,000) shares of common stock were initially reserved for issuance upon exercise of stock options under the Plan.  As of June 30, 2024, 19,650,000 stock of common shares have been issued under the Plan.

As of June 30, 2024 and December 31, 2023, 350,000 shares are reserved to be issued under the Plan respectively.

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

As of June 30, 2024, the operations in the United States of America incurred $5,001,041 of cumulative net operating losses which can be carried forward indefinitely to offset future taxable income. The Company has provided for a full valuation allowance against the deferred tax assets of $1,050,219 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

	Six months ended June 30,
	2024	2023

Loss before income taxes	$(12,398)	$(40,877)
Statutory income tax rate	21%	21%
Income tax expense at statutory rate	(2,604)	(8,584)
Tax loss – valuation allowance	2,604	8,584
Income tax expense	$-	$-

BVI

NHCL is considered to be an exempted British Virgin Islands Company and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States.

Singapore

NMAPL is registered in Republic of Singapore and is subject to the Singapore corporate income tax at a standard income tax rate of 17% on the assessable income arising in Singapore during its tax year. No assessable income was generated in Singapore during the six months ended June 30, 2024 and there was no provision for income tax.

As of June 30, 2024, the operation in Singapore incurred $5,659 of cumulative net operating losses which can be carried forward to offset future taxable income with no expiry. The Company has provided for a full valuation allowance against the deferred tax assets of $962 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future. The reconciliation of income tax rate to the effective income tax rate for the six months ended June 30, 2024 and 2023 are as follows:

	Six months ended June 30,
	2024	2023

Loss before income taxes	$(273)	$(361)
Statutory income tax rate	17%	17%
Income tax expense at statutory rate	(46)	(61)
Tax loss – valuation allowance	46	61
Income tax expense	$-	$-

Hong Kong

GL, BBL and JL are operating in Hong Kong and are subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the six months ended June 30, 2024 and 2023 are as follows:

	Six months ended June 30,
	2024	2023

Loss before income taxes	$(24,895)	$(69,551)
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	(4,107)	(11,475)
Tax effect of non-taxable items	(2,581)	(8)
Tax effect of non-deductible items	333	8,177
Tax loss – valuation allowance	6,355	3,306
Income tax expense	$-	$-

As of June 30, 2024, the operations in Hong Kong incurred $383,216 of cumulative net operating losses which can be carried forward to offset future taxable income with no expiry. The Company has provided for a full valuation allowance against the deferred tax assets of $63,231 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the deferred tax assets of the Company as of June 30, 2024 and December 31, 2023:

	As of
	June 30, 2024	December 31, 2023
Deferred tax assets:
Tax losses carryforwards
- United States	$1,050,219	$1,047,615
- Hong Kong	63,231	57,238
- Singapore	962	916
	1,114,411	1,105,769
Less: valuation allowance	(1,114,411)	(1,105,769)
Deferred tax assets, net	$-	$-

9. NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the year. The following table sets forth the computation of basic and diluted net loss per share for the six months ended June 30, 2024 and 2023:

Schedule of computation of net loss per share
	Six months ended June 30,
	2024	2023

Net loss attributable to common shareholders	$(37,566)	$(172,107)

Weighted average common shares outstanding – Basic and diluted	777,810,679	187,400,150

Net loss per share – Basic and diluted#	$(0.00)	$(0.00)

# less than $0.001

For the six months ended June 30, 2024 and 2023, despite potential conversion of promissory notes as of the prior period end, and shares to be issued under the Incentive Plan, diluted weighted-average common shares outstanding is equal to basic weighted-average common shares, due to the Company’s net loss position. No common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive.

10. PENSION COSTS

The Company is required to make contribution to their employees under a government-mandated defined contribution pension scheme for its eligible full-times employees in Hong Kong. The Company is required to contribute a specified percentage of the participants’ relevant income based on their ages and wages level. During the six months ended June 30, 2024 and 2023, $403 and $402 contributions were made accordingly.

11. RELATED PARTY TRANSACTIONS

From time to time, the directors of the Company advanced funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and repayable on demand.

For the three months ended June 30, 2024 and 2023, ticket sales to director and family members amounted to $0 and $330 respectively. For the six months ended June 30, 2024 and 2023, ticket sales to director and family members amounted to $0 and $6,767 respectively.

For the three months ended June 30, 2024 and 2023, the Company paid the allowance of $2,686 and $2,679 respectively, to certain shareholders for their service. For the six months ended June 30, 2024 and 2023, the Company paid the allowance of $5,371 and $5,358 to certain shareholders for their service.

For the three months ended June 30, 2024 and 2023, the Company paid the allowance of $1,343 and $1,340 respectively, to the director for his service. For the six months ended June 30, 2024 and 2023, the Company paid the allowance of $2,686 and $2,679 respectively to the director for his service.

During the two financial periods, the director also provided maintenance services to the Company in respect of its platform, free of charge.

Apart from the transactions and balances detailed elsewhere in these accompanying unaudited condensed consolidated financial statements, the Company has no other significant or material related party transactions during the years presented.

12. CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the three months ended June 30, 2024, there is no single customer who contributed in excess of 10% of the Company’s revenues. For the three months ended June 30, 2023, there was one single customer who accounts for 85% of the Company’s revenue totaling $47,571 with $0 accounts receivable at June 30, 2023.

For the six months ended June 30, 2024, there is no single customer who contributed in excess of 10% of the Company’s revenues. For the six months ended June 30, 2023, there was one single customer who accounts for 81% of the Company’s revenue totaling $146,317 with $0 accounts receivable at June 30, 2023.

(b) Major vendors

For the three months ended June 30, 2024, there is no single vendor who represented more than 10% of the Company’s purchase cost. For the three months ended June 30, 2023, there was one single vendor who accounts for 85% of the Company’s cost of revenue totaling $47,431, with $8,218 accounts payable at June 30, 2023.

For the six months ended June 30, 2024, there is no single vendor who represented more than 10% of the Company’s purchase cost. For the six months ended June 30, 2023, there was one single vendor who accounts for 81% of the Company’s cost of revenue totaling $146,011, with $8,218 accounts payable at June 30, 2023.

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

13. COMMITMENTS AND CONTINGENCIES

As of June 30, 2024 and December 31, 2023, the Company has lease commitment of $14,100 and $27,435 respectively. The lease commitment is payable within the next twelve months.

As of June 30, 2024 and December 31, 2023 also, the Company is committed to convert the balance of convertible notes of $0 and $73,275 respectively, inclusive of default sum, to common stock.  The Company has no other material commitments or contingencies.

14. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2024, up through the date the Company issued the audited consolidated financial statements.

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

PLAN OF OPERATION

We generated revenues of $6 and $180,767 from our business for the six months ended June 30, 2024 and 2023, respectively. We operate an online ticketing platform named Gagfare.com, which provides a ticketing system for individuals and agencies to search, book and issue flight tickets and other services.

The Company is operating a travel services business, which includes an online ticketing platform Gagfare, which provides to travelers a “Book Now, Pay Later” business model, for travelers to secure the best fares and reserve flights well ahead of time. The Company will also become the driving force behind a bold new hospitality concept that takes nature lovers and intrepid travelers to exciting new and established destinations. The curated collection of boutique properties, each with a focus on diving, sustainability, conservation, and cultural authenticity, offers a thoroughly contemporary travel experience that is intrinsically linked to the destination, its heritage and its culture.

RESULTS OF OPERATIONS

Comparison of the Three Months ended June 30, 2024 and 2023

As of June 30, 2024, we suffered from a working capital deficit of $626,592. As a result, our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders or other capital sources in the next twelve months. Management believes that the continuing financial support from the existing shareholders and external financing will provide the additional cash to meet our obligations as they become due. Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

The following table sets forth certain operational data for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023
Revenues	$-	$56,286
Cost of revenue	-	(56,045)
Gross profit	-	241
General and administrative expenses	(32,435)	(76,081)
Other income (expense)	12,492	(7,514)
Loss before income taxes	(19,943)	(83,354)
Income tax expense	-	-
Net loss	(19,943)	(83,354)

Revenue. We generated revenues of $0 and $56,286 for the three months ended June 30, 2024 and 2023 respectively, as there were no ticket sales generated for the three months ended June 30, 2024 as the Company has ceased ticket sales from September 2023 to upgrade the platform.

Cost of Revenue. Cost of revenue for the three months ended June 30, 2024 and 2023, was $0 and $56,045, respectively. Cost of revenue decreased primarily as a result of the decrease in our revenue as mentioned above.

Gross Profit. We achieved a gross profit of $0 and $241 for the three months ended June 30, 2024 and 2023, respectively, due to the significant decrease in revenue.

Other Income (Expense). We incurred other income (expense) of $12,492 and ($7,514) for the three months ended June 30, 2024 and 2023, respectively. The increase in other income is primarily attributable to no interest on convertible note was recognized for the three months ended June 30, 2024 and there was government subsidy of $12,052 recognized during three months ended June 30, 2024.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $32,435 and $76,081 for the three months ended June 30, 2024 and 2023, respectively. The decrease in G&A is primarily attributable to non-engaging of certain legal and professional consultants relating to business development during the current period, as compared to 2023.

Income Tax Expense. Our income tax expenses for the three months ended June 30, 2024 and 2023 were $0 and $0.

Net Loss. As a result of the above, during the three months ended June 30, 2024, we incurred a net loss of $19,943, as compared to $83,354 for the three months ended June 30, 2023.

Comparison of the Six Months ended June 30, 2024 and 2023

The following table sets forth certain operational data for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023
Revenues	$6	$180,767
Cost of revenue	-	(180,438)
Gross profit	6	329
General and administrative expenses	(61,179)	(157,092)
Other income (expense)	23,607	(15,344)
Loss before income taxes	(37,566)	(172,107)
Income tax expense	-	-
Net loss	(37,566)	(172,107)

Revenue. We generated revenues of $6 and $180,767 for the six months ended June 30, 2024 and 2023 respectively, as there were no ticket sales generated for the three months ended June 30, 2024 as the Company has ceased ticket sales from September 2023 to upgrade the platform.  The nominal income earned  in the six months ended June 30, 2024 represented booking fees

Cost of Revenue. Cost of revenue for the six months ended June 30, 2024 and 2023, was $0 and $180,438, respectively. Cost of revenue decreased primarily as a result of the decrease in our revenue as mentioned above.

Gross Profit. We achieved a gross profit of $6 and $329 for the six months ended June 30, 2024 and 2023, respectively, due to the significant decrease in revenue.

Other Income (Expense). We incurred other income (expense) of $23,607 and ($15,344) for the six months ended June 30, 2024 and 2023, respectively. The increase in other income is primarily attributable to the waiver of interest on convertible notes and reduction in interest expense in 2024 arising from the conversion of the convertible notes substantially in 2023. The other income for the six months ended June 30, 2024 also comprised incentives from government for the operation of certain approved tour packages of $15,632, whereas for the six months ended June 30, 2023, was $0.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $61,179 and $157,092 for the six months ended June 30, 2024 and 2023, respectively. The decrease in G&A is primarily attributable to non-engaging of certain legal and professional consultants relating to business development during the current period, as compared to 2023.

Income Tax Expense. Our income tax expenses for the six months ended June 30, 2024 and 2023 were $0 and $0.

Net Loss. As a result of the above, during the six months ended June 30, 2024, we incurred a net loss of $37,566, as compared to $172,107 for the six months ended June 30, 2024.

Liquidity and Capital Resources

As of June 30, 2024, we had cash and cash equivalents of $16,832, accounts receivable of $914, deposits, prepayments and other receivables of $19,615.

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(30,039)	$(103,642)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	30,562	81,622

Net Cash Used In Operating Activities.

For the six months ended June 30, 2024, net cash used in operating activities was $30,039, which consisted primarily of net loss of $37,566, an increase in accounts receivables of $8, an increase in deposits, prepayments and other receivables of $5,639 and a non cash income from the waiver of interest on convertible note of $8,612 offset by an increase in accounts payable of $4,014, an increase in accrued liabilities and other payables of $2,771 and non-cash items comprising depreciation of right-of-use asset of $13,372, expense related to lease liabilities of $544 and financing cost of $1,084.

For the six months ended June 30, 2023, net cash used in operating activities was $103,642, which consisted primarily of net loss of $172,107, a decrease in accounts payable of $6,565, offset by amortization of convertible note discount of $8,137, depreciation of right-of-use asset of $13,338, non-cash expense related to lease liabilities of $1,200, non-cash financing cost of $7,390, a decrease in trade receivables of $19,073, a decrease in deposits and prepayment of 12,108, an increase in accrued liabilities and other payables of $13,784.

We expect to continue to rely on cash generated through financing from our existing shareholders and private placements of our securities, however, to finance our operations and future acquisitions.

Net Cash Provided By Investing Activities.

For the six months ended June 30, 2024 and 2023, there are no net cash provided by investing activities.

Net Cash Provided By Financing Activities.

For the six months ended June 30, 2024, net cash provided by financing activities was $30,562 consisting primarily of $41,938 advance from director and $2,703 advance from a shareholder, offset by $14,079 payment of lease liabilities.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2024.

Critical Accounting Policies and Estimates

The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying unaudited condensed consolidated financial statements and note

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

The unaudited condensed consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of unaudited condensed consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amount due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

Our management, including the President, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based on this evaluation, our management concluded that as of June 30, 2024 these disclosure controls and procedures were not effective at the reasonable assurance level. As discussed below, our internal control over financial reporting is an integral part of our disclosure controls and procedures.  Management has appointed external consultants to minimize the risk and ascertain compliance with requirements to mitigate the risks.

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

NEW MOMENTUM CORPORATION

Date: August 19, 2024	By:	/s/ Leung Tin Lung David
	Name:	Leung Tin Lung David
	Title:	President and Chief Executive Officer (principal executive officer, principal accounting officer and principal financial officer)

