Form 10-Q
period 2024-09-30
New Momentum Corp.
filed 2024-11-19
CIK 1132509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 30, 2024, there were 825,861,858 shares of common stock, $0.001 par value per share, outstanding.

NEW MOMENTUM CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2024

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

NEW MOMENTUM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2024 AND DECEMBER 31, 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of September 30,	As of December 31,
	2024	2023
		(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$9,853	$16,776
Accounts receivable	918	906
Deposits, prepayments and other receivables	24,162	19,916

Total current assets	34,933	37,598

Non-current asset:
Right-of-use assets	6,727	26,767

TOTAL ASSETS	$41,660	$64,365

LIABILTIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$12,443	$9,208
Accrued liabilities and other payables	139,272	164,639
Amount due to a director	500,856	422,968
Amount due to a shareholder	28,530	24,349
Lease liabilities	7,024	27,435
Convertible promissory note	-	73,275

Total current liabilities	688,125	721,874

TOTAL LIABILITIES	688,125	721,874

Commitments and contingencies	-	-

SHAREHOLDERS’ DEFICIT
Preferred stock, Class A, $0.001 par value; 175,000,000 shares authorized; 1 share issued and outstanding as at September 30, 2024 and December 31, 2023 respectively	-	-
Common Stock, $0.001 par value; 1,000,000,000 shares authorized; 825,861,858 shares and 520,428,292 shares issued and outstanding as at September 30, 2024 and December 31, 2023, respectively	825,862	520,428
Additional paid in capital	4,034,709	4,257,803
Accumulated other comprehensive loss	(3,616)	(346)
Accumulated deficit	(5,503,420)	(5,435,394)

Shareholders’ deficit	(646,465)	(657,509)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$41,660	$64,365

See accompanying notes to unaudited condensed consolidated financial statements.

NEW MOMENTUM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”))

	Three Months ended September 30,		Nine Months ended September 30,
	2024	2023	2024	2023

Revenue, net	$-	$25,306	$6	$206,073

Cost of revenue	-	(21,488)	-	(201,926)

Gross profit	-	3,818	6	4,147

Operating expenses:
General and administrative expenses	(23,251)	(28,114)	(76,504)	(86,759)
Legal and professional fee	(9,084)	(10,282)	(17,010)	(108,729)
Total operating expenses	(32,335)	(38,396)	(93,514)	(195,488)

Other income (expense):
Interest expense	-	(32,082)	(1,084)	(47,609)
Sundry income	-	-	422	-
Interest income	8	20	33	203
Government subsidies	1,867	-	17,499	-
Waiver of interest on convertible note	-	-	8,612	-
Total other income (expense)	1,875	(32,062)	25,482	(47,406)

LOSS BEFORE INCOME TAXES	(30,460)	(66,640)	(68,026)	(238,747)

Income tax expense	-	-	-	-

NET LOSS	(30,460)	(66,640)	(68,026)	(238,747)

Other comprehensive income:
Foreign currency translation (loss) gain	(2,804)	8	(3,270)	408

COMPREHENSIVE LOSS	$(33,264)	$(66,632)	$(71,296)	$(238,339)

Weighted average shares outstanding – Basic and diluted	825,861,858	193,630,331	793,944,651	193,630,331

Net loss per share – Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

# less than $0.001

See accompanying notes to unaudited condensed consolidated financial statements.

NEW MOMENTUM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”))

	Nine months ended September 30,
	2024	2023

Cash flows from operating activities:
Net loss	$(68,026)	$(238,747)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of convertible note discount	-	9,848
Waiver of interest on convertible note	(8,612)	-
Depreciation of right-of-use assets	20,074	20,020
Non-cash lease expense	690	1,681
Non-cash financing cost	1,084	37,761

Change in operating assets and liabilities:
Accounts receivable	(12)	23,307
Deposits, prepayments and other receivables	(4,246)	12,105
Accounts payable	3,235	(5,258)
Accrued liabilities and other payables	(8,774)	20,175
Net cash used in operating activities	(64,587)	(119,108)

Cash flows from financing activities:
Advance from a director	77,888	80,306
Advance from a shareholder	4,181	22,943
Payment of lease liabilities	(21,136)	(21,079)

Net cash provided by financing activities	60,933	82,170

Effect on exchange rate change on cash and cash equivalents	(3,269)	408

Net change in cash and cash equivalents	(6,923)	(36,530)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	16,776	59,247

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,853	$22,717

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid for tax	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

NEW MOMENTUM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Preferred Stock Class A		Common Stock		Additional paid	Accumulated other comprehensive	Accumulated	Total shareholders’
	No. of shares	Amount	No. of shares	Amount	in capital	losses	deficit	deficit

Balance as at January 1, 2023	1	$-	177,687,535	$177,688	$4,369,093	$232	$(5,031,461)	$(484,448)

Shares issued on convertible notes	-	-	13,095,239	13,095	26,905	-	-	40,000
Foreign currency translation adjustment	-	-	-	-	-	875	-	875
Net loss for the period	-	-	-	-	-	-	(88,753)	(88,753)

Balance as at March 31, 2023	1	$-	190,782,774	$190,783	$4,395,998	$1,107	$(5,120,214)	$(532,326)

Shares issued on convertible notes	-	-	5,882,353	5,882	4,118	-	-	10,000
Foreign currency translation adjustment	-	-	-	-	-	(475)	-	(475)
Net loss for the period	-	-	-	-	-	-	(83,354)	(83,354)
Balance as at June 30, 2023	1	$-	196,665,127	$196,665	$4,400,116	$632	$(5,203,568)	$(606,155)

Shares issued on convertible notes	-	-	17,307,692	17,308	1,942	-	-	19,250
Foreign currency translation adjustment	-	-	-	-	-	8	-	8
Net loss for the period	-	-	-	-	-	-	(66,640)	(66,640)
Balance as at September 30, 2023	1	$-	213,972,819	$213,973	$4,402,058	$640	$(5,270,208)	$(653,537)

Balance as at January 1, 2024	1	$-	520,428,292	$520,428	$4,257,803	$(346)	$(5,435,394)	$(657,509)

Shares issued on convertible notes	-	-	305,433,566	305,434	(223,094)	-	-	82,340
Foreign currency translation adjustment	-	-	-	-	-	772	-	772
Net loss for the period	-	-	-	-	-	-	(17,623)	(17,623)

Balance as at March 31, 2024	1	$-	825,861,858	$825,862	$4,034,709	$426	$(5,453,017)	$(592,020)

Foreign currency translation adjustment	-	-	-	-	-	(1,238)	-	(1,238)
Net loss for the period	-	-	-	-	-	-	(19,943)	(19,943)

Balance as at June 30, 2024	1	$-	825,861,858	$825,862	$4,034,709	$(812)	$(5,472,960)	$(613,201)

Foreign currency translation adjustment	-	-	-	-	-	(2,804)	-	(2,804)
Net loss for the period	-	-	-	-	-	-	(30,460)	(30,460)

Balance as at September 30, 2024	1	$-	825,861,858	$825,862	$4,034,709	$(3,616)	$(5,503,420)	$(646,465)

See accompanying notes to unaudited condensed consolidated financial statements.

NEW MOMENTUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

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

The Company has suffered from continuous loss from its inception and has net current liabilities of $653,192 as of September 30, 2024. The continuation of the Company as a going concern through the next twelve months is dependent on director’s support and raising capital to fund our business plan and ultimately to attain profitable operations. The Company is currently pursuing additional financing for its operations and future expansion. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

These accompanying unaudited condensed consolidated financial statements have been prepared in U.S. Dollars in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the period ended September 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Form 10-K, as filed with the SEC on April 17, 2024.

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

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer’s financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of September 30, 2024 and December 31, 2023, there was no allowance for doubtful accounts.

•	Allowance for Expected Credit Losses

ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments requires entities to use a current lifetime expected credit loss methodology to measure impairments of certain financial assets. The Company’s allowance for expected credit loss estimates the amount of expected future credit losses by analyzing accounts receivables balance by age and applying historical write-off and collection experience. The Company’s estimate separately considers macroeconomics trends, specific circumstances and credit conditions of customer receivables. Account balances are written off against the allowance when it is determined the receivable will not be recovered. As of September 30, 2024 and December 31, 2023, there was no allowance for expected credit losses.

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

The transaction price is included in the website and the customers bookings are deemed to be acceptance of the contract. The transaction price is fixed, and there is no variable consideration. The management has assessed its performance obligations as a single performance obligation and revenue is recorded upon transfer of control of the services to the customer. The Company records its revenue from booking income upon the ticket booking service is rendered to travelers. The Company also records its revenue from the sale of air tickets upon confirmation and issuance of tickets to the travelers.

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the three and nine months ended September 30, 2024 and 2023.

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

Translation of amounts from HKD and SGD into US$ have been made at the following exchange rates for the nine months ended September 30, 2024 and 2023:

	September 30, 2024	September 30, 2023
Period-end HKD:US$ exchange rate	0.12867	0.12766
Average HKD:US$ exchange rate	0.12799	0.12765
Period-end SGD:US$ exchange rate	0.78100	0.73239
Average SGD:US$ exchange rate	0.74727	0.74593

•	Comprehensive income

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

A government incentive is not recognized until there is reasonable assurance that: (a) the enterprise will comply with the conditions attached to the incentive; and (b) the incentive will be received. When the Company receives government incentives but the conditions attached to the incentives have not been fulfilled, such government incentives are deferred and recorded under other payables and accrued expenses, and other long-term liability. The classification of short-term or long-term liabilities is dependent on management’s expectation of when the conditions attached to the incentives can be fulfilled. For the three months ended September 30, 2024 and 2023, the Company received government incentives (net of related expense) of $1,867 and $0 respectively. For the nine months ended September 30, 2024 and 2023, the Company received government incentives (net of related expense) of $17,499 and $0 respectively, which are recognized as other income in the consolidated statements of operations.

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

4. RIGHT-OF-USE ASSETS

	September 30,	December 31,
	2024	2023
Cost of right-of-use assets	$53,534	$53,534
Accumulated depreciation	(46,807)	(26,767)
Carrying amount	$6,727	$26,767

The Company entered into an operating lease for office premises. The lease term is fixed for a term of 2 years commencing from January 1, 2023.

The depreciation of the right-of-use asset for the three months ended September 30, 2024 and 2023 amounted to $6,702 and $6,682 respectively, whereas the lease expense amounted to $145 and $561 respectively.

The depreciation of the right-of-use asset for the nine months ended September 30, 2024 and 2023 amounted to $20,074 and $20,020 respectively, whereas the lease expense amounted to $690 and $1,681 respectively.

The corresponding lease liability as of September 30, 2024 and December 31, 2023 amounted to $7,024 and $27,435 respectively. The lease liability will expire within the next twelve months.

5. AMOUNTS DUE TO A DIRECTOR AND SHAREHOLDER

As of September 30, 2024 and December 31, 2023, the Company owed to its director an amount of $500,856 and $422,968, respectively. As of September 30, 2024 and December 31, 2023, the Company owed to a shareholder an amount of $28,530 and $24,349, respectively. The amounts are unsecured, non-interest bearing and repayable on demand.

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

On September 20, 2022, the Company issued another promissory note in the original principal amount of $54,250 which was due on September 20, 2023. The 1800 Note contained an original issue discount of $4,250 which was reflected as a debt discount and amortized over the twelve months Note term. As of December 31, 2023, $73,275, inclusive of default sum, still remained to be converted but nevertheless was fully settled as of September 30, 2024 as follows:

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

As of September 30, 2024, all the 1800 Notes issued above have been fully converted.

For the three months ended September 30, 2024 and 2023, the amortization of discount was $0 and $1,711, respectively.

For the nine months ended September 30, 2024 and 2023, the amortization of discount was $0 and $9,848, respectively.

For the three months ended September 30, 2024 and 2023, interest on convertible note was $0 and $30,371, respectively.

For the nine months ended September 30, 2024 and 2023, interest on convertible note was $1,084 and $37,761, respectively.

For the nine months ended September 30, 2024 and 2023, waiver of interest on convertible note was $8,612 and $0, respectively.

As of September 30, 2024 and December 31, 2023, accrued interest amounted to $0 and $16,593, respectively.

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

Issued and outstanding shares

As of September 30, 2024 and December 31, 2023, 1 share of Class A preferred stock was issued and outstanding.

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

As of September 30, 2024 and December 31, 2023, 825,861,858 and 520,428,292 shares of common stock were issued and outstanding respectively.

Stock Incentive Option Plan

On October 14, 2020, the Company approved a Share Incentive Option Plan whereby an aggregate of twenty million (20,000,000) shares of common stock were initially reserved for issuance upon exercise of stock options under the Plan.  As of September 30, 2024, 19,650,000 stock of common shares have been issued under the Plan.

As of September 30, 2024 and December 31, 2023, 350,000 shares are reserved to be issued under the Plan respectively.

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

As of September 30, 2024, the operations in the United States of America incurred $5,011,637 of cumulative net operating losses which can be carried forward indefinitely to offset future taxable income. The Company has provided for a full valuation allowance against the deferred tax assets of $1,052,444 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

	Nine months ended September 30,
	2024	2023
Loss before income taxes	$(22,994)	$(83,099)
Statutory income tax rate	21%	21%
Income tax expense at statutory rate	(4,829)	(17,451)
Tax loss – valuation allowance	4,829	17,451
Income tax expense	$-	$-

BVI

NHCL is considered to be an exempted British Virgin Islands Company and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States.

Singapore

NMAPL is registered in Republic of Singapore and is subject to the Singapore corporate income tax at a standard income tax rate of 17% on the assessable income arising in Singapore during its tax year. No assessable income was generated in Singapore during the nine months ended September 30, 2024 and there was no provision for income tax.

As of September 30, 2024, the operation in Singapore incurred $5,716 of cumulative net operating losses which can be carried forward to offset future taxable income with no expiry. The Company has provided for a full valuation allowance against the deferred tax assets of $972 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future. The reconciliation of income tax rate to the effective income tax rate for the nine months ended September 30, 2024 and 2023 are as follows:

	Nine months ended September 30,
	2024	2023
Loss before income taxes	$(330)	$(1,995)
Statutory income tax rate	17%	17%
Income tax expense at statutory rate	(56)	(339)
Tax loss – valuation allowance	56	339
Income tax expense	$-	$-

Hong Kong

GL, BBL and JL are operating in Hong Kong and are subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the nine months ended September 30, 2024 and 2023 are as follows:

	Nine months ended September 30,
	2024	2023

Loss before income taxes	$(44,702)	$(145,335)
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	(7,376)	(23,980)
Tax effect of non-taxable items	(2,889)	(33)
Tax effect of non-deductible items	1,087	14,361
Tax loss – valuation allowance	9,178	9,652
Income tax expense	$-	$-

As of September 30, 2024, the operations in Hong Kong incurred $402,531 of cumulative net operating losses which can be carried forward to offset future taxable income with no expiry. The Company has provided for a full valuation allowance against the deferred tax assets of $66,418 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the deferred tax assets of the Company as of September 30, 2024 and December 31, 2023:

	As of
	September 30, 2024	December 31, 2023
Deferred tax assets:
Tax losses carryforwards
- United States	$1,052,444	$1,047,615
- Hong Kong	66,418	57,238
- Singapore	972	916
	1,119,834	1,105,769
Less: valuation allowance	(1,119,834)	(1,105,769)
Deferred tax assets, net	$-	$-

9. NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the year. The following table sets forth the computation of basic and diluted net loss per share for the nine months ended September 30, 2024 and 2023:

Schedule of computation of net loss per share
	Nine months ended September 30,
	2024	2023
Net loss attributable to common shareholders	$(68,026)	$(238,747)

Weighted average common shares outstanding – Basic and diluted	793,944,651	193,630,331

Net loss per share – Basic and diluted#	$(0.00)	$(0.00)

# less than $0.001

For the nine months ended September 30, 2024 and 2023, despite potential conversion of promissory notes as of the prior period end, and shares to be issued under the Incentive Plan, diluted weighted-average common shares outstanding is equal to basic weighted-average common shares, due to the Company’s net loss position. No common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive.

10. PENSION COSTS

The Company is required to make contribution to their employees under a government-mandated defined contribution pension scheme for its eligible full-times employees in Hong Kong. The Company is required to contribute a specified percentage of the participants’ relevant income based on their ages and wages level. During the nine months ended September 30, 2024 and 2023, $605 and $603 contributions were made accordingly.

11. RELATED PARTY TRANSACTIONS

From time to time, the directors of the Company advanced funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and repayable on demand.

For the three months ended September 30, 2024 and 2023, ticket sales to director and family members amounted to $0 and $0 respectively. For the nine months ended September 30, 2024 and 2023, ticket sales to director and family members amounted to $0 and $6,767 respectively.

For the three months ended September 30, 2024 and 2023, the Company paid the allowance of $2,693 and $2,680 respectively, to certain shareholders for their service. For the nine months ended September 30, 2024 and 2023, the Company paid the allowance of $8,064 and $8,042 to certain shareholders for their service.

For the three months ended September 30, 2024 and 2023, the Company paid the allowance of $1,346 and $1,340 respectively, to the director for his service. For the nine months ended September 30, 2024 and 2023, the Company paid the allowance of $4,032 and $4,021 respectively to the director for his service.

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

12. CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the three months ended September 30, 2024, there is no single customer who contributed in excess of 10% of the Company’s revenues. For the three months ended September 30, 2023, there were four customers who accounted for 35%, 22%, 17% and 16% of the Company’s revenue amounting $8,731, $5,489, $4,315 and $3,972 respectively, all of whom had $0 receivable at September 30, 2023.

For the nine months ended September 30, 2024, there is no single customer who contributed in excess of 10% of the Company’s revenues. For the nine months ended September 30, 2023, there is one single customer who accounted for 71% of the Company’s revenue amounting $146,407, with $0 accounts receivable at September 30, 2023.

(b) Major vendors

For the three months ended September 30, 2024, there is no single vendor who represented more than 10% of the Company’s purchase cost. For the three months ended September 30, 2023, there were two vendors who accounted for 73% and 29% of the Company’s cost of revenue, amounting $15,762 and $6,403 respectively, with $0 and $0 accounts payable at September 30, 2023 respectively.

For the nine months ended September 30, 2024, there is no single vendor who represented more than 10% of the Company’s purchase cost. For the nine months ended September 30, 2023, there were two vendors who accounted for 72% and 12% of the Company’s cost of revenue, amounting $146,101 and $24,383 respectively, with $8,219 and $0 accounts payable at September 30, 2023 respectively.

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

13. COMMITMENTS AND CONTINGENCIES

As of September 30, 2024 and December 31, 2023, the Company has lease commitment of $7,024 and $27,435 respectively. The lease commitment is payable within the next twelve months.

As of September 30, 2024 and December 31, 2023 also, the Company is committed to convert the balance of convertible notes of $0 and $73,275 respectively, inclusive of default sum, to common stock.  The Company has no other material commitments or contingencies.

14. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2024, up through the date the Company issued the audited consolidated financial statements.

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

PLAN OF OPERATION

We generated revenues of $6 and $206,073 from our business for the nine months ended September 30, 2024 and 2023, respectively. We operate an online ticketing platform named Gagfare.com, which provides a ticketing system for individuals and agencies to search, book and issue flight tickets and other services.

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

RESULTS OF OPERATIONS

Comparison of the Three Months ended September 30, 2024 and 2023

The following table sets forth certain operational data for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023
Revenues	$-	$25,306
Cost of revenue	-	(21,488)
Gross profit	-	3,818
General and administrative expenses	(32,335)	(38,396)
Other income (expense)	1,875	(32,062)
Loss before income taxes	(30,460)	(66,640)
Income tax expense	-	-
Net loss	(30,460)	(66,640)

Revenue. We generated revenues of $0 and $25,306 for the three months ended September 30, 2024 and 2023 respectively, as the Company has ceased ticket sales from September 2023.

Cost of Revenue. Cost of revenue for the three months ended September 30, 2024 and 2023, was $0 and $21,488, respectively. Cost of revenue decreased primarily as a result of the decrease in our revenue as mentioned above.

Gross Profit. We achieved a gross profit of $0 and $3,818 for the three months ended September 30, 2024 and 2023, respectively, due to the significant decrease in revenue.

Other Income (Expense). We incurred other income (expense) of $1,875 and ($32,062) for the three months ended September 30, 2024 and 2023, respectively. The increase in other income is primarily attributable to no interest being recognized on convertible note arising from the conversion of the convertible notes substantially in 2023, and incentives from government for the operation of certain approved tour packages recognized as other income for the three months ended September 30, 2024 of $1,867 and nil for the three months ended September 30, 2023.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $32,335 and $38,396 for the three months ended September 30, 2024 and 2023, respectively. The decrease in G&A is primarily attributable to non-engaging of certain legal and professional consultants relating to business development during the current period, as compared to 2023.

Income Tax Expense. Our income tax expenses for the three months ended September 30, 2024 and 2023 were $0 and $0.

Net Loss. As a result of the above, during the three months ended September 30, 2024, we incurred a net loss of $30,460, as compared to $66,640 for the three months ended September 30, 2023.

Comparison of the Nine Months ended September 30, 2024 and 2023

The following table sets forth certain operational data for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
Revenues	$6	$206,073
Cost of revenue	-	(201,926)
Gross profit	6	4,147
General and administrative expenses	(93,514)	(195,488)
Other income (expense)	25,482	(47,406)
Loss before income taxes	(68,026)	(238,747)
Income tax expense	-	-
Net loss	(68,026)	(238,747)

Revenue. We generated revenues of $6 and $206,073 for the nine months ended September 30, 2024 and 2023 respectively, as the Company has ceased ticket sales from September 2023. The nominal income earned in the nine months ended September 30, 2024 represented booking fees.

Cost of Revenue. Cost of revenue for the nine months ended September 30, 2024 and 2023, was $0 and $201,926, respectively. Cost of revenue decreased primarily as a result of the decrease in our revenue as mentioned above.

Gross Profit. We achieved a gross profit of $6 and $4,147 for the nine months ended September 30, 2024 and 2023, respectively, due to the significant decrease in revenue.

Other Income (Expense). We incurred other income (expense) of $25,482 and ($47,406) for the nine months ended September 30, 2024 and 2023, respectively. The increase in other income is primarily attributable to the waiver of interest on convertible notes of $8,612 and nil for the nine months ended September 30 2024 and 2023 respectively, and reduction in interest expense in 2024 arising from the conversion of convertible notes substantially in 2023. The other income for the nine months ended September 30, 2024 also comprised incentives from government for the operation of certain approved tour packages of $17,499, whereas for the nine months ended September 30, 2023, was $0.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $93,514 and $195,488 for the nine months ended September 30, 2024 and 2023, respectively. The decrease in G&A is primarily attributable to non-engaging of certain legal and professional consultants relating to business development during the current period, as compared to 2023.

Income Tax Expense. Our income tax expenses for the nine months ended September 30, 2024 and 2023 were $0 and $0.

Net Loss. As a result of the above, during the nine months ended September 30, 2024, we incurred a net loss of $68,026, as compared to $238,747 for the nine months ended September 30, 2023.

Liquidity and Capital Resources

As of September 30, 2024, we had cash and cash equivalents of $9,853, accounts receivable of $918, deposits, prepayments, other receivables of $24,162, accounts payable of $12,443, accrued liabilities and other payables of $139,272, amount due to director of $500,856, amount due to shareholder $28,530 and lease liabilities of $7,024.

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(64,587)	$(119,108)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	60,933	82,170

Net Cash Used In Operating Activities.

For the nine months ended September 30, 2024, net cash used in operating activities was $64,587, which consisted primarily of net loss of $68,026, an increase in accounts receivables of $12, an increase in deposits, prepayments and other receivables of $4,246, a decrease in accrued liabilities and other payables of $8,774 and a non cash income from the waiver of interest on convertible note of $8,612 offset by an increase in accounts payable of $3,235 and non-cash items comprising depreciation of right-of-use asset of $20,074, expense related to lease liabilities of $690 and financing cost of $1,084.

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

Net Cash Provided By Investing Activities.

For the nine months ended September 30, 2024 and 2023, there are no net cash provided by investing activities.

Net Cash Provided By Financing Activities.

For the nine months ended September 30, 2024, net cash provided by financing activities was $60,933 consisting primarily of $77,888 advance from director and $4,181 advance from a shareholder, offset by $21,136 payment of lease liabilities.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2024.

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

The transaction price is included in the website and the customers bookings are deemed to be acceptance of the contract. The transaction price is fixed, and there is no variable consideration. The management has assessed its performance obligations as a single performance obligation and revenue is recorded upon the transfer of control of the services to the customer. The Company records its revenue from booking income upon the ticket booking service is rendered to travelers. The Company also records its revenue from the sale of air tickets upon confirmation and issuance of tickets to the travelers.

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

Our management, including the President, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based on this evaluation, our management concluded that as of September 30, 2024 these disclosure controls and procedures were not effective at the reasonable assurance level. As discussed below, our internal control over financial reporting is an integral part of our disclosure controls and procedures.  Management has appointed external consultants to minimize the risk and ascertain compliance with requirements to mitigate the risks.

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

NEW MOMENTUM CORPORATION

Date: November 19, 2024	By:	/s/ Leung Tin Lung David
	Name:	Leung Tin Lung David
	Title:	President and Chief Executive Officer (principal executive officer, principal accounting officer and principal financial officer)

