Form 10-K
period 2024-12-31
New Momentum Corp.
filed 2025-04-15
CIK 1132509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

At June 30, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $825,861.

As of February 20, 2025, there were 825,861,858 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

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

As of February 20, 2025, there were 825,861,858 shares of the Registrant’s common stock, par value $0.001 per share, outstanding. Mr. Leung is presently the beneficial holder of 69,113,213 shares of common stock, or 8.37%, of the issued and outstanding shares of common stock of Nemo Holding, making him the controlling stockholder of the Company.

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

Nemo Holding’s principal administrative office is located at 150 Cecil Street Singapore 069543, and our telephone number is +65 3105 1428. Our website is www.gagfare.com.

Summary Financial Information

The tables and information below are derived from our audited financial statements as of December 31, 2024.

December 31, 2024
Financial Summary
Cash and Cash Equivalents	$7,812
Total Assets	11,701
Total Liabilities	733,680
Total Stockholders’ Deficit	$(721,979)

Being the pioneer to provide “book-now-pay-later” option for securing flight ticket reservations, Gagfare enables travelers to search flights directly with over 500 airlines globally, and securing a confirmed, impartial airfare on their desired flight, instantly. With a unique and first time ever ‘book-now-pay-later’ solution provided by Gagfare, travelers can now pay only $2.00 to secure up to nine flight seats, well in advance in schedule, on their desired flight. Travelers don’t have to pay the rest of the fare until closer to their travel date. Platform is undergoing upgrade and estimated to be done by end of 2025.

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

Revenue and User Model

Gagfare’s revenue will be derived from online flight ticket booking and ticket issuance.

For each advance booking that a user makes through the Gagfare’s state of the art book-now-pay-later solution, a non-refundable $2.00 booking fee is paid to Gagfare. The booking fee will not be applied towards the flight ticket payment at ticket issuance.

When user has decided to proceed with the booked flight plan, full payment for the tickets will be made for ticket issuance. Gagfare may still get a market ticket price margin from the ticket issuance transactions, depending on the type of ticket offering from the ticket source which the user has chosen.

Gagfare will also provide advertising spots on the web and mobile application platforms, for travel related businesses to advertise on the platforms, which will bring a stream of advertising income to the platform.

While the technology is already developed, Gagfare is currently undergoing an upgrade and will later expand into the other ticketing markets, including travel packages, cruises, trains and buses, hotel rooms, theme parks, sports and  apply similar search, book and buy ticket business model and mechanisms which is already applied to flight tickets.

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

Employees

As of the date hereof, we have 2 employee officers, with director, Leung Tin Lung David, operating our company.

Description of Properties

Our executive office is located at 150 Cecil Street Singapore 069543 and our telephone number is +65 3105 1428. We do not own any real estate or other physical properties.

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

Our audited financial statements for the year ended December 31, 2024 were prepared assuming that we will continue our operations as a going concern. Our wholly-owned subsidiary, Nemo Holding Company Limited, was incorporated on April 16, 2020, and does not have a history of earnings. As a result, our independent auditors in their audit report have expressed substantial doubt about our ability to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt financings or generate profitable operations. Such financings may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

If our estimates related to future expenditures are erroneous or inaccurate, our business will fail and you could lose your entire investment.

Our success is dependent in part upon the accuracy of our management’s estimates of our future cost expenditures for legal and accounting services (including those we expect to incur as a publicly reporting company), for website marketing and development expenses, and for administrative expenses, which management estimates to be approximately $150,000 over the next twelve months. If such estimates are erroneous or inaccurate, or if we encounter unforeseen costs, we may not be able to carry out our business plan, which could result in the failure of our business and the loss of your entire investment.

If we are not able to develop our business as anticipated, we may not be able to generate revenues or achieve profitability and you may lose your investment.

Our net loss for the year ended December 31, 2024 was $142,880. We have few customers, and we have not earned substantive revenues to date. Our business prospects are difficult to predict because of our limited operating history, and unproven business strategy. Our primary business activities will be focused on the commercialization of licensing our New Momentum brand. Although we believe that our business plan has significant profit potential, we may not attain profitable operations and our management may not succeed in realizing our business objectives. If we are not able to develop our business as anticipated, we may not be able to generate revenues or achieve profitability and you may lose your entire investment.

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

Technology changes rapidly in our business and if we fail to anticipate or successfully implement new technologies or the manner in which our products and services can be used, the quality, timeliness and competitiveness of our products and services will suffer.

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

The Company made the decision to become an SEC “reporting company” in order to comply with applicable laws and regulations. We incur certain costs of compliance with applicable SEC reporting rules and regulations including, but not limited to attorneys’ fees, accounting and auditing fees, other professional fees, financial printing costs and Sarbanes-Oxley compliance costs in an amount estimated at approximately $75,000 per year. The Company determined that the incurrence of such costs and expenses was preferable to the Company being in a position where it had very limited access to additional capital funding.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently do not own any physical property or real property. Our executive offices are located at 150 Cecil Street Singapore 069543. We believe that this space is adequate for our present operations.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since July 27, 2020, our common stock has been quoted on the OTC Pink tier of the OTC Markets Group Inc., under the symbol “NNAX.” Between August 26, 2015 and July 26, 2020, our common stock was quoted on the OTCQB and/or OTCPink, tiers under the stock symbol “EKKH.” On April 4, 2025, the closing bid price on the OTCPink tier for our common stock was $0.00060.

Holders

As of February 20, 2025, there were 825,861,858 shares of common stock issued and outstanding held by approximately 116 stockholders of record, and 1 share of preferred stock or Series A Preferred Stock issued or outstanding.

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

Recent Sales of Unregistered Securities

There are no unreported sales of equity securities at December 31, 2024.

Securities Authorized for Issuance Under Equity Compensation Plans

On October 14, 2020, the Board of Directors of the Company approved and adopted the terms and provisions of a 2020 Stock Incentive Plan for the Company. Pursuant to the terms of the Plan, the maximum number of shares of Common Stock available for the grant of awards under the Plan shall not exceed 20,000,000. During the year ended December 31, 2020, the Company granted 19,400,000 shares of common stock to directors, officers, and consultants. During the year ended December 31, 2021, the Company granted 250,000 shares of common stock to consultants. During the years ended December 31, 2022, 2023 and 2024 no issuance of shares pursuant to this Plan.

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

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2024.

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

PLAN OF OPERATION

We generated revenues of $6 and $182,452 from our business for the year ended December 31, 2024 and 2023, respectively. We operate an online ticketing platform named Gagfare.com, which provides a ticketing system for individuals and agencies to search, book and issue flight tickets and other services. Platform is undergoing upgrade and estimated to be done by end of 2025

The Company is operating a travel services business, which includes an online ticketing platform Gagfare, which provides to travelers a “Book Now, Pay Later” business model, for travelers to secure the best fares and reserve flights well ahead of time.

RESULTS OF OPERATIONS

We are not required to obtain permission from the Chinese authorities to operate or to issue securities to foreign investors.

We reported a net loss of $142,880 and $403,933 for the years ended December 31, 2024 and 2023, respectively. We had current assets of $11,701 and current liabilities of $733,680 as of December 31, 2024. As of December 31, 2023, our current assets and current liabilities were $37,598 and $721,874 respectively.

Our financial statements for the years ended December 31, 2024 and 2023 have been prepared assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon improving our profitability, the continuing financial support from our shareholders and external financing. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and public offerings, issuance of promissory notes and short-term and long-term debts.

Comparison of the Years ended December 31, 2024 and 2023

As of December 31, 2024, we suffered from a working capital deficit of $721,979. As a result, our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders or other capital sources in the next twelve months. Management believes that the continuing financial support from the existing shareholders and external financing will provide the additional cash to meet our obligations as they become due. Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

The following table sets forth certain operational data for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
	2024	2023
Revenues	$6	$182,452
Cost of revenue	-	(179,720)
Gross profit	6	2,732
Total operating expenses	(157,199)	(304,309)
Other income (expense), net	14,313	(102,356)
Loss before income taxes	(142,880)	(403,933)
Income tax expense	-	-
Net loss	(142,880)	(403,933)

Revenue. We generated revenues of $6 and $182,452 for the years ended December 31, 2024 and 2023 respectively, as the Company has ceased ticket sales from September 2023. The nominal income earned in the year ended December 31, 2024 represented booking fees.

Cost of Revenue. Cost of revenue for the years ended December 31, 2024 and 2023, was $0 and $179,720, respectively. Cost of revenue decreased primarily as a result of the decrease in our revenue as mentioned above.

Gross Profit. We achieved a gross profit of $6 and $2,732 for the years ended December 31, 2024 and 2023, respectively. Cost of revenue decreased primarily as a result of the decrease in our revenue as mentioned above.

Other Income (Expense). We incurred other income (expense) of $14,313 and $(102,356) for the years ended December 31, 2024 and 2023, respectively. The increase in other income is primarily attributable to the waiver of interest on convertible notes of $8,612 and nil for the year ended December 2024 and 2023 respectively, and reduction in interest expense in 2024 of $1,084 incurred compared to $104,352 arising from the conversion of convertible notes substantially in 2023. The other income for the year ended December 31, 2024 also comprised incentives from government for the operation of certain approved tour packages of $17,520, whereas for the year ended December 31, 2023, was $1,424. Besides, impairment of deposit of $11,191 was recognized for the year ended December 2024.

Total Operating Expenses (“TOE”). We incurred TOE expenses of $157,199 and $304,309 for the years ended December 31, 2024 and 2023, respectively. The decrease in TOE is primarily attributable to non-engaging of certain legal and professional consultants relating to business development during the current period, as compared to 2023.

Income Tax Expense. Our income tax expenses for the years ended December 31, 2024 and 2023 were $0 and $0.

Net Loss. As a result of the above, during the year ended December 31, 2024, we incurred a net loss of $142,880, as compared to $403,933 for the same period ended December 31, 2023.

Liquidity and Capital Resources

As of December 31, 2024, we had cash and cash equivalents of $7,812, deposits, prepayments and other receivables of $3,889.

As of December 31, 2023, we had cash and cash equivalents of $16,776, accounts receivable of $906, deposits, prepayments and other receivables of $19,916.

	Years Ended December 31,
	2024	2023
Net cash used in operating activities	$(96,257)	$(175,607)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	91,223	133,712

Net Cash Used In Operating Activities.

For the year ended December 31, 2024, net cash used in operating activities was $96,257, which consisted primarily of net loss of $142,880, waiver of interest on convertible note of $8,612, a decrease in accounts payable of $3,743, offset by an increase in accrued liabilities and other payables of $13,413, a decrease in accounts receivables of $906, a decrease in deposits, prepayments and other receivables of $4,836, depreciation of right-of-use asset of $26,798, impairment of deposit of $11,191, non-cash expense related to lease liabilities of $750 and non-cash financing cost of $1,084.

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

We expect to continue to rely on cash generated through financing from our existing shareholders and private placements of our securities to finance our operations and future acquisitions.

Net Cash Provided By Investing Activities.

For the year ended December 31, 2024, there is no net cash provided by investing activities.

For the year ended December 31, 2023, there is no net cash provided by investing activities.

Net Cash Provided By Financing Activities.

For the year ended December 31, 2024, net cash provided by financing activities was $91,223 consisting primarily of $113,883 advance from director and $5,556 advance from a shareholder, offset by $28,216 payment of lease liabilities.

For the year ended December 31, 2023, net cash provided by financing activities was $133,712 consisting primarily of $156,469 advance from director and $5,366 advance from a shareholder, offset by $28,123 payment of lease liabilities.

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

Going Concern

Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. Our sources of capital may also include the sale of equity securities, which include common stock sold in private transactions, capital leases and short-term and long-term debts. While we believe that we will obtain external financing and the existing shareholders will continue to provide the additional cash to meet our obligations as they become due, there can be no assurance that we will be able to raise such additional capital resources on satisfactory terms.

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

Material Cash Requirements

We have not achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future. We expect net cash expended in 2025 to be significantly higher than 2024. As of December 31, 2024, we had an accumulated deficit of $5,578,274. Our material cash requirements are highly dependent upon the additional financial support from our major shareholders in the next 12 - 18 months.

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

The transaction price is included in the website and the customers bookings are deemed to be acceptance of the contract.  The transaction price is fixed, and there is no variable consideration.  The management has assessed its performance obligations as a single performance obligation and revenue is recorded upon transfer of control of the services to the customer.  The Company records its revenue from booking income upon the ticket booking service is rendered to travelers. The Company also records its revenue from the sale of air tickets upon the upon confirmation and issuance of tickets to the travelers.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Director and Shareholders of

NEW MOMENTUM CORPORATION

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of New Momentum Corporation and its subsidiaries (the ‘Company’) as of December 31, 2024 and 2023 and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ deficit and cash flows for the years ended December 31, 2024 and 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023 and the results of its operations and its cash flows for the years ended December 31, 2024 and 2023 in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainties

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company suffered from continuous loss from its inception and has net current liabilities of $721,979 as of December 31, 2024. These factors create an uncertainty as to the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

/s/ J&S Associate PLT

Certified Public Accountants

PCAOB Number: 6743

April 15, 2025

We have served as the Company’s auditor since 2022.

Kuala Lumpur, Malaysia

NEW MOMENTUM CORPORATION

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$7,812	$16,776
Accounts receivable	-	906
Deposits, prepayments and other receivables	3,889	19,916

Total current assets	11,701	37,598

Non-current asset:
Right-of-use assets	-	26,767

TOTAL ASSETS	$11,701	$64,365

LIABILTIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$5,465	$9,208
Accrued liabilities and other payables	161,459	164,639
Amount due to a director	536,851	422,968
Amount due to a shareholder	29,905	24,349
Lease liabilities	-	27,435
Convertible promissory note	-	73,275

Total current liabilities	733,680	721,874

TOTAL LIABILITIES	733,680	721,874

Commitments and contingencies	-	-

SHAREHOLDERS’DEFICIT
Preferred stock, Class A, $0.001 par value; 175,000,000 shares authorized; 1 share issued and outstanding as at December 31, 2024 and 2023 respectively	-	-
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 825,861,858 shares and 520,428,292 shares issued and outstanding as at December 31, 2024 and 2023, respectively	825,862	520,428
Additional paid in capital	4,034,709	4,257,803
Accumulated other comprehensive losses	(4,276)	(346)
Accumulated deficit	(5,578,274)	(5,435,394)

Shareholders’ deficit	(721,979)	(657,509)

TOTAL LIABILITIES AND SHAREHOLDERS’DEFICIT	$11,701	$64,365

See accompanying notes to consolidated financial statements.

NEW MOMENTUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2024	2023

Revenue, net	$6	$182,452

Cost of revenue	-	(179,720)

Gross profit	6	2,732

Operating expenses:
General and administrative expenses	(134,270)	(142,220)
Legal and professional fee	(22,929)	(162,089)
Total operating expenses	(157,199)	(304,309)

Loss from operations	(157,193)	(301,577)

Other income (expense):
Government subsidy	17,520	1,424
Impairment of deposit	(11,191)	-
Sundry income	423	327
Waiver of interest on convertible note	8,612	-
Interest income	33	245
Interest expense	(1,084)	(104,352)

Total other income (expense)	14,313	(102,356)

LOSS BEFORE INCOME TAXES	(142,880)	(403,933)

Income tax expense	-	-

NET LOSS	(142,880)	(403,933)

Other comprehensive loss:
Foreign currency translation adjustments	(3,930)	(578)

COMPREHENSIVE LOSS	$(146,810)	$(404,511)

Net loss per share
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic and diluted	801,967,556	227,688,349

See accompanying notes to consolidated financial statements.

NEW MOMENTUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2024	2023

Cash flows from operating activities:
Net loss	$(142,880)	$(403,933)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of convertible note discount	-	9,848
Impairment of deposit	11,191	-
Waiver of interest on convertible note	(8,612)	-
Depreciation of right-of-use assets	26,798	26,710
Non-cash lease expense	750	2,079
Non-cash financing cost	1,084	94,504

Change in operating assets and liabilities:
Accounts receivable	906	23,299
Deposits, prepayments and other receivables	4,836	11,741
Accounts payable	(3,743)	(5,233)
Accrued liabilities and other payables	13,413	65,378
Net cash used in operating activities	(96,257)	(175,607)

Cash flows from financing activities:
Advance from (repayment to) a director	113,883	156,469
Advance from a shareholder	5,556	5,366
Payment of lease liabilities	(28,216)	(28,123)

Net cash generated from financing activities	91,223	133,712

Effect on exchange rate change on cash and cash equivalents	(3,930)	(576)

Net change in cash and cash equivalents	(8,964)	(42,471)

BEGINNING OF YEAR	16,776	59,247

END OF YEAR	$7,812	$16,776

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for tax	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to consolidated financial statements.

NEW MOMENTUM CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Preferred Stock Class A		Common Stock		Additional	Accumulated other		Total
	No. of shares	Amount	No. of shares	Amount	paid in capital	comprehensive losses	Accumulated deficit	shareholders’ deficit

Balance as at January 1, 2023	1	$-	177,687,535	$177,688	$4,369,093	$232	$(5,031,461)	$(484,448)

Shares issued on convertible notes	-	-	342,740,757	342,741	(111,290)	-	-	231,451
Foreign currency translation adjustment	-	-	-	-	-	(578)	-	(578)
Net loss for the year	-	-	-	-	-	-	(403,933)	(403,933)

Balance as at December 31, 2023	1	$-	520,428,292	$520,428	$4,257,803	$(346)	$(5,435,394)	$(657,509)

Balance as at January 1, 2024	1	$-	520,428,292	$520,428	$4,257,803	$(346)	$(5,435,394)	$(657,509)

Shares issued on convertible notes	-	-	305,433,566	305,434	(223,094)	-	-	82,340
Foreign currency translation adjustment	-	-	-	-	-	(3,930)	-	(3,930)
Net loss for the year	-	-	-	-	-	-	(142,880)	(142,880)

Balance as at December 31, 2024	1	$-	825,861,858	$825,862	$4,034,709	$(4,276)	$(5,578,274)	$(721,979)

See accompanying notes to consolidated financial statements.

NEW MOMENTUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

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

On July 6, 2020, the Company entered into a Share Exchange Agreement with Nemo Holding Company Limited, a British Virgin Islands corporation (“Nemo Holding”), and the holders of common shares of Nemo Holding. The holders of the common stock of Nemo Holding consisted of 29 stockholders.

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

* JPOPCOIN Limited was dissolved on September 27, 2024.

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

The Company has suffered from continuous loss from its inception and has net current liabilities of $721,979 as of December 31, 2024. The continuation of the Company as a going concern through the next twelve months is dependent upon the continued financial support from its shareholders. The Company is currently pursuing additional financing for its operations and future expansion. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer’s financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of December 31, 2024 and 2023, there was no allowance for doubtful accounts.

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the years ended December 31, 2024 and 2023.

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

Translation of amounts from HKD and SGD into US$ have been made at the following exchange rates for the years ended December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Year-end HKD:US$ exchange rate	0.12878	0.12800
Average HKD:US$ exchange rate	0.12815	0.12773
Year-end SGD:US$ exchange rate	0.73319	0.75752
Average SGD:US$ exchange rate	0.74816	0.74466

•	Net loss per share

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

A government incentive is not recognized until there is reasonable assurance that: (a) the enterprise will comply with the conditions attached to the incentive; and (b) the incentive will be received. When the Company receives government incentives but the conditions attached to the incentives have not been fulfilled, such government incentives are deferred and recorded under other payables and accrued expenses, and other long-term liability. The classification of short-term or long-term liabilities is dependent on management’s expectation of when the conditions attached to the incentives can be fulfilled. For the years ended December 31, 2024 and 2023, the Company received government incentives (net of related expense) of $17,520 and $1,424, which are recognized as other income in the consolidated statements of operations.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, accounts receivable, deposits, prepayment and other receivables, approximate their fair values because of the short maturity of these instruments.

•	Convertible promissory notes

The Company accounts for its convertible promissory notes in accordance with ASC 470, Debt. Under the cost model, the convertible promissory notes are initially recognized at their face value, net of any issuance costs. Interest expense is accrued over the term of the notes using the effective interest method and recognized in the statement of operations.

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

4. RIGHT-OF-USE ASSETS

	December 31,
	2024	2023

Cost of right-of-use assets	$-	$53,534
Accumulated depreciation	-	(26,767)
Carrying amount	$-	$26,767

The Company entered into an operating lease for office premises. The lease term is fixed for 2 years.

The depreciation of the right-of-use asset for the year ended December 31, 2024 and 2023 amounted to $26,798 and $26,710 respectively, whereas the lease expense amounted to $750 and $2,079 respectively.

The corresponding lease liability as of December 31, 2024 and 2023 amounted to $0 and $27,435 respectively.  The lease liability matured as at December 31, 2024. There has been no new lease agreement entered into.

5. AMOUNTS DUE TO A DIRECTOR AND SHAREHOLDER

As of December 31, 2024 and December 31, 2023, the Company owed to its director an amount of $536,851 and $422,968, respectively. As of December 31, 2024 and December 31, 2023, the Company owed to a shareholder an amount of $29,905 and $24,349, respectively. The amounts are unsecured, non-interest bearing and repayable on demand.

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

As of December 31, 2024, all the 1800 Notes issued above have been fully converted.

For the year ended December 31, 2024 and 2023, the amortization of discount was $0 and $9,848, respectively.

As of December 31, 2024 and 2023, accrued interest amounted to $0 and $16,593, respectively.

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

Issued and outstanding shares

As of December 31, 2024 and 2023, 1 and 1 share respectively of Class A preferred stock was issued and outstanding.

Common Stock

Authorized shares

The authorized capital of the Company as of December 31, 2024 and 2023 were 1,000,000,000 shares of common stock at par value of $0.001.

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

As of December 31, 2024 and 2023, 825,861,858 and 520,428,292 shares of common stock were issued and outstanding respectively.

Stock Incentive Option Plan

On October 14, 2020, the Company approved a Share Incentive Option Plan (the “Plan”) whereby an aggregate of twenty million (20,000,000) shares of common stock were initially reserved for issuance upon exercise of stock options under the Plan.  As of December 31, 2024, 19,650,000 stock of common shares have been issued under the Plan.

As of December 31, 2024 and December 31, 2023, 350,000 shares are reserved to be issued under the Plan respectively.

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

United States of America

New Momentum Corporation is registered in the State of Nevada and is subject to US federal corporate income tax of 21%. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in its income tax provision. The Company has not accrued or paid interest or penalties as they were not material to its results of operations for the periods presented.

As of December 31, 2024, the operations in the United States of America incurred $5,056,351 of cumulative net operating losses which can be carried forward indefinitely to offset future taxable income. The Company has provided for a full valuation allowance against the deferred tax assets of $1,061,834 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

	Year ended December 31,
	2024	2023

Loss before income taxes	$(67,708)	$(228,187)
Statutory income tax rate	21%	21%
Income tax expense at statutory rate	(14,219)	(47,919)
Tax loss – valuation allowance	14,219	47,919
Income tax expense	$-	$-

BVI

NEMO Holding Company Limited is considered to be an exempted British Virgin Islands Company and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States.

Singapore

New Momentum Asia Pte. Ltd. is registered in Republic of Singapore and is subject to the Singapore corporate income tax at a standard income tax rate of 17% on the assessable income arising in Singapore during its tax year. No assessable income was generated in Singapore during the year ended December 31, 2024 and there was no provision for income tax.

As of December 31, 2024, the operation in Singapore incurred $5,772 of cumulative net operating losses which can be carried forward to offset future taxable income with no expiry. The Company has provided for a full valuation allowance against the deferred tax assets of $981 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future. The reconciliation of income tax rate to the effective income tax rate for the year ended December 31, 2024 and 2023 are as follows:

	Years ended December 31,
	2024	2023

Loss before income taxes	$(386)	$(2,099)
Statutory income tax rate	17%	17%
Income tax expense at statutory rate	(66)	(357)
Tax loss – valuation allowance	66	357
Income tax expense	$-	$-

Hong Kong

Gag Fare Limited, Beyond Blue Limited and JPopCoin Limited are operating in Hong Kong and are subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year. As of December 31, 2024, the operation in Hong Kong incurred $421,337 of cumulative net operating losses which can be carried forward to offset future taxable income with no expiry. The Company has provided for a full valuation allowance against the deferred tax assets of $69,521 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future. The reconciliation of income tax rate to the effective income tax rate for the years ended December 31, 2024 and 2023 are as follows:

	Years ended December 31,
	2024	2023

Loss before income taxes	$(76,227)	$(165,324)
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	(12,578)	(27,279)
Tax effect of non-taxable items	(2,893)	(40)
Tax effect of non-deductible items	3,189	14,386
Tax loss – valuation allowance	12,282	12,933
Income tax expense	$-	$-

The following table sets forth the significant components of the deferred tax assets of the Company as of December 31, 2024 and 2023:

	As of December 31,
	2024	2023
Deferred tax assets:
Tax losses carryforwards
- United States	$1,061,834	$1,047,615
- Hong Kong	69,521	57,238
- Singapore	981	916
	1,132,336	1,105,769
Less: valuation allowance	(1,132,336)	(1,105,769)
Deferred tax assets, net	$-	$-

9. NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the year. The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31, 2024 and 2023:

Schedule of computation of net loss per share	Years ended December 31,
	2024	2023

Net loss attributable to common shareholders	$(142,880)	$(403,933)

Weighted average common shares outstanding – Basic and diluted	801,967,556	227,688,349

Net loss per share – Basic and diluted#	$(0.00)	$(0.00)

# less than $0.001

For the year ended December 31, 2024 and 2023, despite shares to be issued under the Incentive Plan and the potential conversion of promissory notes in 2023, diluted weighted-average common shares outstanding is equal to basic weighted-average common shares, due to the Company’s net loss position. No common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive.

10. PENSION COSTS

The Company is required to make contribution to their employees under a government-mandated defined contribution pension scheme for its eligible full-times employees in Hong Kong. The Company is required to contribute a specified percentage of the participants’ relevant income based on their ages and wages level. During the years ended December 31, 2024 and 2023, $718 and $805 contributions were made accordingly.

11. RELATED PARTY TRANSACTIONS

From time to time, the director of the Company advanced funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and repayable on demand.

For the year ended December 31, 2024 and 2023, the Company paid the allowance of $9,419 and $10,730 to certain shareholders for their services.

For the year ended December 31, 2024 and 2023, the Company paid the allowance of $5,382 and $5,365 to the director for his service.

During the year ended December 31, 2024 and 2023, ticket sales to director and family members amounted to $0 and $8,900 respectively.

During the two financial years, the director also provided maintenance services to the Company in respect of its platform, free of charge. From January 1, 2025, the Company has been provided with free office space by its director.

Apart from the transactions and balances detailed elsewhere in these accompanying consolidated financial statements, the Company has no other significant or material related party transactions during the years presented.

12. CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the year ended December 31, 2024, there is no single customer who contributed in excess of 10% of the Company’s revenues.

For the year ended December 31, 2023, there is a single customer who accounts for 80% of the Company’s revenue totaling $146,501, with $0 accounts receivable at December 31, 2023.

(b) Major vendors

For the years ended December 31, 2024, there is no single vendor who represented more than 10% of the Company’s purchase cost.

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

The present global economic climate with rising global tensions, rising costs and natural disasters which potentially could escalate and result in global inflation may also impact the Company’s business, financial condition, and results of operations.

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

13. COMMITMENTS AND CONTINGENCIES

As of December 31, 2024 and 2023, the Company has lease commitment of $0 and $27,435 respectively.

As of December 31, 2024 and 2023, the Company is committed to settle or convert the balance of convertible notes of $0 and $73,275, inclusive of default sum, to common stock.  The Company has no other material commitments or contingencies.

14. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2024, up through the date the Company issued the audited consolidated financial statements.

The Company determined that there are no events to disclose.

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

Our management, including the President, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2024. Based on this evaluation, our management concluded that as of December 31, 2024 these disclosure controls and procedures were not effective at the reasonable assurance level. As discussed below, our internal control over financial reporting is an integral part of our disclosure controls and procedures. Management has appointed external consultants to minimize the risk and ascertain compliance with requirements.

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

Based on the results of this assessment, our management concluded that our internal control over financial reporting was not effective as of December 31, 2024, based on such criteria. Deficiencies existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a majority of independent members and a lack of a majority of outside directors on our Board, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (ii) inadequate segregation of duties consistent with control objectives. Management believes that the lack of a majority of outside directors on our Board results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods. Management has appointed external consultants to minimize the risk and ascertain compliance with requirements.

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

Changes in Internal Controls over Financial Reporting

In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of Section 404 of the Sarbanes-Oxley Act, we continue to review, test, and improve the effectiveness of our internal controls. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter and since the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Positions

Leung Tin Lung David	62	Director, President, Secretary and Treasurer

Leung Tin Lung David

Director, President, Secretary and Treasurer

Mr. Leung, age 62, has served as our President, Secretary, Treasurer and sole Director since May 27, 2020. Mr. Leung is a long-term veteran in the travel industry, with many years of experience working with government and travel trade partners. He is the founder and has been the Managing Director of JJ Explorer Tour Limited, a position he has held since 2007. From 2011 until 2017, Mr. Leung was the Marketing Representative of Philippine Department of Tourism, Hong Kong and Macau. Mr. Leung graduated from the University of Minnesota in 1984. Mr. Leung’s background in the travel industry led to our conclusion that he should serve as a director in light of our business and structure.

Director Qualifications

We believe that our director should have the highest professional and personal ethics and values, consistent with our values and standards. They should have broad experience at the policy-making level in business or banking. They should be committed to enhancing stockholder value and should have sufficient time to carry out their duties and to provide insight and practical wisdom based on experience. Their service on other boards of public companies should be limited to a number that permits them, given their individual circumstances, to perform responsibly all director duties for us. Each director must represent the interests of all stockholders. When considering potential director candidates, the Board also considers the candidate’s character, judgment, diversity, age and skills, including financial literacy and experience in the context of our needs and the needs of the Board.

Term of Office

All directors hold office until the next annual meeting of the stockholders of the Company and until their successors have been duly elected and qualified. The Company’s Bylaws provide that the Board of Directors will consist of no less than one member. Officers are elected by and serve at the discretion of the Board of Directors.

Director Independence

Our board of director is currently composed of one member, who does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our President and all other executive officers (collectively, the “Named Executive Officers”) in the fiscal years ended December 31, 2024 and 2023:

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us for the fiscal periods indicated.

						Non-Equity
						Incentive	Nonqualified
Name and				Stock	Option	Plan	Deferred	All Other
Principal Position	Year	Salary ($)	Bonus ($)	Awards ($)	Awards ($)	Compensation ($)	Compensation ($)	Compensation ($)	Total ($)

Leung Tin	2024	5,382	0	0	0	0	0	0	5,382
Lung David (1)	2023	5,365	0	0	0	0	0	0	5,365

___________

(1)	Appointed President, Secretary, Treasurer and director on May 27, 2020.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

The Company has deferred the commencement of the employment agreements of 2021 with its director and a shareholder.

Option Exercises and Fiscal Year-End Option Value Table.

There were no stock options exercised by the named executive officers as of the end of the fiscal period ended December 31, 2024.

Long-Term Incentive Plans and Awards

There were no awards made to a named executive officer, under any long-term incentive plan, as of the end of the fiscal period ended December 31, 2024.

STOCK OPTION GRANTS

The following table sets forth stock option grants and compensation or the fiscal year ended December 31, 2024:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Leung Tin Lung David	-0-	-0-	-0-	$-0-	N/A	-0-	-0-	-0-	-0-

_____________

(1)	Effective May 27, 2020, Leung Tin Lung David was appointed as President, Secretary, and Treasurer and a Director of the Company.

DIRECTOR COMPENSATION

The following table sets forth director compensation or the fiscal year ended December 31, 2024:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Leung Tin Lung David (1)	5,382	-0-	-0-	-0-	-0-	-0-	-0-

______________

(1)	Appointed President, Secretary, Treasurer and director on May 27, 2020.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of February 20, 2025, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 825,861,858 shares of our common stock issued and outstanding as February 20, 2025. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

Title of Class	Name and Address of Beneficial Owner (2)	Amount and Nature of Beneficial Ownership	Percent of Common Stock(1)

Common Stock	Leung Tin Lung David (3)	69,113,213	8.37%
Preferred Stock, Class A	Leung Tin Lung David	1	100%
Common Stock	Chak Wan Ling Margaret	22,763,000	2.76%
Common Stock	Leung Yin Yu Janice	25,000,000	3.03%
Common Stock	Leung Suk Mun	25,000,000	3.03%
All directors and executive officers as a group (1 person)		146,876,213	17.19%

______________

(1)	Calculated based on 825,861,858 shares of common stock issued and outstanding on February 20, 2025.
(2)	Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of: Room 1303, 13/F, Technology Plaza, 651 King’s Road, North Point, Hong Kong.
(3)	Appointed President, Secretary, Treasurer and a director on May 27, 2020.

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

For the years ended December 31, 2024 and 2023, the Company paid the salary of $5,382 and $5,365 to the director for his service.

For the year ended December 31, 2024 and 2023, the Company paid the allowance of $9,419 and $10,730 to certain shareholders for their services.

During the year ended December 31, 2024 and 2023, ticket sales to director and family members amounted to $0 and $8,900 respectively. During the two financial years also, the director provided maintenance services to the Company in respect of its platform free of charge.

From January 1, 2025, the Company has been provided with free office space by its director.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the years ended December 31, 2024 and 2023, the total fees charged to the Company for audit services, including quarterly reviews were 42,000 and $39,000 and for tax services and other services were $0 and $0, respectively.

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

NEW MOMENTUM CORPORATION

Date: April 15, 2025	By:	/s/ Leung Tin Lung David
	Name:	Leung Tin Lung David
	Title:	President (principal executive officer, principal accounting officer, and principal financial officer)

