Form 10-Q
period 2025-03-31
New Momentum Corp.
filed 2025-05-14
CIK 1132509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of April 24, 2025, there were 825,861,858 shares of common stock, $0.001 par value, outstanding.

NEW MOMENTUM CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2025

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

NEW MOMENTUM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2025 AND DECEMBER 31, 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of March 31,	As of December 31,
	2025	2024
		(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$6,227	$7,812
Deposits, prepayments and other receivables	3,888	3,889

Total current assets	10,115	11,701

TOTAL ASSETS	$10,115	$11,701

LIABILTIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,598	$5,465
Accrued liabilities and other payables	168,705	161,459
Amount due to a director	545,555	536,851
Amount due to a shareholder	31,202	29,905

Total current liabilities	747,060	733,680

TOTAL LIABILITIES	747,060	733,680

Commitments and contingencies	-	-

SHAREHOLDERS’ DEFICIT
Preferred stock, Class A, $0.001 par value; 175,000,000 shares authorized; 1 share issued and outstanding as at March 31, 2025 and December 31, 2024, respectively	-	-
Common Stock, $0.001 par value; 1,000,000,000 shares authorized; 825,861,858 shares issued and outstanding as at March 31, 2025 and December 31, 2024, respectively	825,862	825,862
Additional paid in capital	4,034,709	4,034,709
Accumulated other comprehensive loss	(3,423)	(4,276)
Accumulated deficit	(5,594,093)	(5,578,274)

Shareholders’ deficit	(736,945)	(721,979)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$10,115	$11,701

See accompanying notes to unaudited condensed consolidated financial statements.

NEW MOMENTUM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”))

	Three Months Ended March 31,
	2025	2024

Revenue, net	$-	$6

Cost of revenue	-	-

Gross profit	-	6

Operating expenses:
General and administrative expenses	(13,947)	(27,411)
Legal and professional fee	(1,873)	(1,333)
Total operating expenses	(15,820)	(28,744)

Loss from operations	(15,820)	(28,738)

Other income (expense):
Interest expense	-	(1,084)
Interest income	-	7
Government subsidies	-	3,580
Waiver of interest on convertible note	-	8,612
Total other income (expense)	-	11,115

LOSS BEFORE INCOME TAXES	(15,820)	(17,623)

Income tax expense	-	-

NET LOSS	(15,820)	(17,623)

Other comprehensive income:
Foreign currency translation gain	854	772

COMPREHENSIVE LOSS	$(14,966)	$(16,851)

Net loss per share– Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding – Basic and diluted	825,861,858	729,759,499

See accompanying notes to unaudited condensed consolidated financial statements.

NEW MOMENTUM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”))

	Three months ended March 31,
	2025	2024

Cash flows from operating activities:
Net loss	$(15,820)	$(17,623)
Adjustments to reconcile net loss to net cash used in operating activities:
Waiver of interest on convertible note	-	(8,612)
Depreciation of right-of-use assets	-	6,685
Non-cash lease expense	-	315
Non-cash financing cost	-	1,084

Change in operating assets and liabilities:
Accounts receivable	-	(6)
Deposits, prepayments and other receivables	1	351
Accounts payable	(3,867)	129
Accrued liabilities and other payables	7,246	(3,681)
Net cash used in operating activities	(12,440)	(21,358)

Cash flows from financing activities:
Advance from a director	8,704	24,657
Advance from a shareholder	1,297	1,292
Payment of lease liabilities	-	(4,692)

Net cash provided by financing activities	10,001	21,257

Effect on exchange rate change on cash and cash equivalents	854	767

Net change in cash and cash equivalents	(1,585)	666

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,812	16,776

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,227	$17,442

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid for tax	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

NEW MOMENTUM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Preferred Stock Class A		Common Stock		Additional	Accumulated other		Total
	No. of shares	Amount	No. of shares	Amount	paid in capital	comprehensive losses	Accumulated deficit	shareholders’ deficit

Balance as at January 1, 2024	1	$-	520,428,292	$520,428	$4,257,803	$(346)	$(5,435,394)	$(657,509)

Shares issued on convertible notes	-	-	305,433,566	305,434	(223,094)	-	-	82,340
Foreign currency translation adjustment	-	-	-	-	-	772	-	772
Net loss for the period	-	-	-	-	-	-	(17,623)	(17,623)

Balance as at March 31, 2024	1	$-	825,861,858	$825,862	$4,034,709	$426	$(5,453,017)	$(592,020)

Balance as at January 1, 2025	1	$-	825,861,858	$825,862	$4,034,709	$(4,276)	$(5,578,274)	$(721,979)

Foreign currency translation adjustment	-	-	-	-	-	854	-	854
Net loss for the period	-	-	-	-	-	-	(15,820)	(15,820)

Balance as at March 31, 2025	1	$-	825,861,858	$825,862	$4,034,709	$(3,422)	$(5,594,094)	$(736,945)

See accompanying notes to unaudited condensed consolidated financial statements.

NEW MOMENTUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

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

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities	Particulars of registered/ paid up share capital	Effective interest held
NEMO Holding Company Limited (“NHCL”)	British Virgin Islands	Investment holding	10,000 ordinary shares at par value of US$1	100%

Gagfare Limited (“GL”)	Hong Kong	Travel agency	500,000 ordinary shares for HK$500,000	100%

Beyond Blue Limited (“BBL”)	Hong Kong	Event organizer	1 ordinary share for HK$1	100%

New Momentum Asia Pte. Ltd. (“NMA”)	Singapore	Investment holding	1 ordinary share of SGD 1	100%

The Company and its subsidiaries are hereinafter referred to as (the “Company”).

2. GOING CONCERN UNCERTAINTIES

The accompanying unaudited condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has generated continuous loss from its inception and has suffered from net current liabilities of $736,945 as of March 31, 2025. The continuation of the Company as a going concern through the next twelve months is dependent upon the continued financial support from its shareholders. The Company is currently pursuing additional financing for its operations and future expansion. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

These accompanying unaudited condensed consolidated financial statements have been prepared in U.S. Dollars in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the period ended March 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Form 10-K, as filed with the SEC on May 15, 2025.

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the three months ended March 31, 2025 and 2024.

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

Translation of amounts from HKD and SGD into US$ have been made at the following exchange rates for the three months ended March 31, 2025 and 2024:

	March 31, 2025	March 31, 2024
Period-end HKD:US$ exchange rate	0.1285	0.1277
Average HKD:US$ exchange rate	0.1285	0.1279
Period-end SGD:US$ exchange rate	0.7441	0.7407
Average SGD:US$ exchange rate	0.7418	0.7232

•	Net loss per share

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

•	Segment reporting

The Company operates in one segment for the sale of travel service. In accordance with the ASC Topic 280, “Segment Reporting”, the Company’s chief operating decision maker (“CODM”) has been identified as the Chief Executive Officer and President, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Since the Company operates in one segment for the sale of travel service, all financial information required by “Segment Reporting” are presented in the accompanying condensed consolidated financial statements.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, deposits, prepayments and other receivables, accruals and other payables, accounts payable, amount due to a director and shareholder, approximate their fair values because of the short maturity of these instruments.

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

4. AMOUNTS DUE TO A DIRECTOR AND SHAREHOLDER

As of March 31, 2025 and December 31, 2024, the Company owed to its director an amount of $545,555 and $536,851, respectively. As of March 31, 2025 and December 31, 2024, the Company owed to a shareholder the amount of $31,202 and $29,905, respectively. The amounts are unsecured, non-interest bearing and repayable on demand.

5. SHAREHOLDERS’ DEFICIT

(a) Preferred Stock

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

Issued and outstanding shares

As of March 31, 2025 and December 31, 2024, 1 share of Class A preferred stock was issued and outstanding.

(b) Common Stock

Authorized shares

The Company was authorized to issue 1,000,000,000 shares of common stock at par value of $0.001.

Issued and outstanding shares

As of March 31, 2025 and December 31, 2024, 825,861,858 shares of common stock were issued and outstanding respectively.

Stock Incentive Option Plan

On October 14, 2020, the Company approved a Share Incentive Option Plan whereby an aggregate of twenty million (20,000,000) shares of common stock were initially reserved for issuance upon exercise of stock options under the Plan. As of March 31, 2025, 19,650,000 stock of common shares have been issued under the Plan.

As of March 31, 2025 and December 31, 2024, 350,000 shares are reserved to be issued under the Plan respectively.

The Plan shall remain in effect for a period of ten (10) years from the effective date of October 14, 2020 for the granting of options and until all options granted under the Plan have been exercised or expired, or vested or forfeited.

6. INCOME TAX

The Company mainly operates in Hong Kong and is subject to taxes in the governing jurisdictions in which it operates. The effective tax rate in the period presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to US federal corporate income tax of 21%. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in its income tax provision. The Company has not accrued or paid interest or penalties as they were not material to its results of operations for the periods presented.

As of March 31, 2025, the operations in the United States of America incurred $5,064,885 of cumulative net operating losses which can be carried forward indefinitely to offset future taxable income. The Company has provided for a full valuation allowance against the deferred tax assets of $1,063,626 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

	Three months ended March 31,
	2025	2024
Loss before income taxes	$(8,533)	$(195)
Statutory income tax rate	21%	21%
Income tax expense at statutory rate	(1,792)	(41)
Tax loss – valuation allowance	1,792	41
Income tax expense	$-	$-

BVI

NHCL is considered to be an exempted British Virgin Islands Company and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States.

Singapore

NMA is registered in Republic of Singapore and is subject to the Singapore corporate income tax at a standard income tax rate of 17% on the assessable income arising in Singapore during its tax year. No assessable income was generated in Singapore during the three months ended March 31, 2025 and there was no provision for income tax.

As of March 31, 2025, the operation in Singapore incurred $6,240 of cumulative net operating losses which can be carried forward to offset future taxable income with no expiry. The Company has provided for a full valuation allowance against the deferred tax assets of $1,061 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future. The reconciliation of income tax rate to the effective income tax rate for the three months ended March 31, 2025 and 2024 are as follows:

	Three months ended March 31,
	2025	2024
Loss before income taxes	$(468)	$(215)
Statutory income tax rate	17%	17%
Income tax expense at statutory rate	(79)	(37)
Tax loss – valuation allowance	79	37
Income tax expense	$-	$-

Hong Kong

Gl and BBL operating in Hong Kong are subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year. As of March 31, 2025, the operation in Hong Kong incurred $421,337 of cumulative net operating losses which can be carried forward to offset future taxable income with no expiry. The Company has provided for a full valuation allowance against the deferred tax assets of $69,521 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The reconciliation of income tax rate to the effective income tax rate for the three months ended March 31, 2025 and 2024 are as follows:

	Three months ended March 31,
	2025	2024

Loss before income taxes	$(6,819)	$(17,602)
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	(1,126)	(2,905)
Tax effect of non-taxable items	-	(592)
Tax effect of non-deductible items	1,126	296
Tax loss – valuation allowance	-	3,201
Income tax expense	$-	$-

The following table sets forth the significant components of the deferred tax assets of the Company as of March 31, 2025 and December 31, 2024:

	As of
	March 31, 2025	December 31, 2024
Deferred tax assets:
Tax losses carryforwards
- United States	$1,063,626	$1,061,834
- Hong Kong	69,521	69,521
- Singapore	1,061	981
	1,134,207	1,132,336
Less: valuation allowance	(1,134,207)	(1,132,336)
Deferred tax assets, net	$-	$-

7. NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the year. The following table sets forth the computation of basic and diluted net loss per share for the three months ended March 31, 2025 and 2024:

Schedule of computation of net loss per share
	Three months ended March 31,
	2025	2024
Net loss attributable to common shareholders	$(15,820)	$(17,623)

Weighted average common shares outstanding – Basic and diluted	825,861,858	729,759,499

Net loss per share – Basic and diluted#	$(0.00)	$(0.00)

# less than $0.001

For the three months ended March 31, 2025 and 2024, diluted weighted-average common shares outstanding is equal to basic weighted-average common shares, due to the Company’s net loss position. No common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive.

8. SEGMENT REPORTING

The Company currently operates as one segment based on the consolidated information used by the Company’s CODM in evaluating the financial performance of the business and allocation resources. This single segment represents the Company’s business in the sale of travel service. The Company presents a single segment for purposes of financial reporting and prepared consolidated financial statements upon that basis.

The Company’s CODM regularly reviews financial information presented on a consolidated basis. The CODM uses consolidated revenue, gross profit, net income to allocate operating and capital resources and assess performance by comparing actual results to historical results and previously forecasted financial information. The Company’s measure of segment assets is reported on the consolidated balance sheets as total assets.

In addition, substantially all of the Company's revenues and long-lived assets are attributable to operations is in Hong Kong for all periods presented.

9. RELATED PARTY TRANSACTIONS

From time to time, the directors of the Company advanced funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and repayable on demand.

For the three months ended March 31, 2025 and 2024, the Company paid the allowance of $1,349 and $2,685 respectively, to certain shareholders for their service.

For the three months ended March 31, 2025 and 2024, the Company paid the allowance of $1,349 and $1,343 respectively, to the director for his service.

During the two financial periods, the director also provided maintenance services to the Company in respect to its platform, free of charge. From January 1, 2025, the Company has been provided with free office space by its director.

Apart from the transactions and balances detailed elsewhere in these accompanying unaudited condensed consolidated financial statements, the Company has no other significant or material related party transactions during the years presented.

10. CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the three months ended March 31, 2025, there is no single customer who contributed in excess of 10% of the Company’s revenues.

For the three months ended March 31, 2024, there is a single customer who accounts for 100% of the Company’s revenue totaling $6, with $0 accounts receivable at March 31, 2024.

(b) Major vendors

For the three months ended March 31, 2025 and 2024, there are no vendors who account for 10% of the Company’s cost of revenue.

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

11. COMMITMENTS AND CONTINGENCIES

As of March 31, 2025 and December 31, 2024, the Company has no material commitments or contingencies.

12. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2025, up through the date the Company issued the audited consolidated financial statements.

The Company determined that there are no further events to disclose.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of New Momentum Corporation, a Nevada corporation (the “Company”), and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the December 31, 2024 audited financial statements and related notes included in the Company’s Form 10-K (File No. 000-52273; the “Form 10-K”), as filed with the Securities and Exchange Commission on May 15, 2025. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements.

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

PLAN OF OPERATION

We generated revenues of $0 and $6 from our business for the three months ended March 31, 2025 and 2024, respectively. We operate an online ticketing platform named Gagfare.com, which provides a ticketing system for individuals and agencies to search, book and issue flight tickets and other services.

The Company is operating a travel services business, which includes an online ticketing platform Gagfare, which provides to travelers a “Book Now, Pay Later” business model, for travelers to secure the best fares and reserve flights well ahead of time.

RESULTS OF OPERATIONS

Comparison of the Three Months ended March 31, 2025 and 2024

The following table sets forth certain operational data for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Revenues	$-	$6
Cost of revenue	-	-
Gross profit	-	6
Total operating expenses	(15,820)	(28,744)
Other income, net	-	11,115
Loss before income taxes	(15,820)	(17,623)
Income tax expense	-	-
Net loss	(15,820)	(17,623)

Revenue. We generated revenues of $0 and $6 for the three months ended March 31, 2025 and 2024 respectively, as the Company has ceased ticket sales from September 2023. The nominal income earned in the three months ended March 31 represented booking fees.

Gross Profit. We reported a gross profit of $0 and $6 for the three months ended March 31, 2025 and 2024, respectively.

Other Income. We incurred other income of $0 and $11,115 for the three months ended March 31, 2025 and 2024, respectively. The decrease in other income is primarily attributable to no interest being recognized on convertible note arising from the conversion of the convertible notes that recognized during the three months ended March 31, 2024.

Total Operating Expenses (“TOE”). We incurred TOE expenses of $15,820 and $28,744 for the three months ended March 31, 2025 and 2024, respectively. The decrease in G&A is primarily attributable to no accounting fee, depreciation of right of use assets, property management fee, rent and rates were recorded in the three months ended March 31, 2025.

Income Tax Expense. Our income tax expenses for the three months ended March 31, 2025 and 2024 were $0 and $0.

Net Loss. As a result of the above, during the three months ended March 31, 2025, we incurred a net loss of $15,820, as compared to $17,623 for the three months ended March 31, 2024.

Liquidity and Capital Resources

As of March 31, 2025, we had cash and cash equivalents of $6,227, deposits, prepayments, other receivables of $3,888, accounts payable of $1,598, accrued liabilities and other payables of $168,705, amount due to director of $545,555 and amount due to shareholder $31,202.

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(12,440)	$(21,358)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	10,001	21,257

Net Cash Used In Operating Activities.

For the three months ended March 31, 2025, net cash used in operating activities was $12,440, which consisted primarily of net loss of $15,820, a decrease in deposits, prepayments and other receivables of $1, an increase in accrued liabilities and other payables of $7,246 and decrease in accounts payable of $3,867.

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

Net Cash Provided By Investing Activities.

For the three months ended March 31, 2025 and 2024, there are no net cash provided by investing activities.

Net Cash Provided By Financing Activities.

For the three months ended March 31, 2025, net cash provided by financing activities was $10,001 consisting primarily of $8,704 advance from director and $1,297 advance from a shareholder.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2025.

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

•	Segment reporting

The Company operates in one segment for the sale of travel service. In accordance with the ASC Topic 280, “Segment Reporting”, the Company’s chief operating decision maker (“CODM”) has been identified as the Chief Executive Officer and President, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Since the Company operates in one segment for the sale of travel service, all financial information required by “Segment Reporting” are presented in the accompanying condensed consolidated financial statements.

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

Our management, including the President, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2025. Based on this evaluation, our management concluded that as of March 31, 2025 these disclosure controls and procedures were not effective at the reasonable assurance level. As discussed below, our internal control over financial reporting is an integral part of our disclosure controls and procedures.  Management has appointed external consultants to minimize the risk and ascertain compliance with requirements to mitigate the risks.

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

NEW MOMENTUM CORPORATION

Date: May 14, 2025	By:	/s/ Leung Tin Lung David
	Name:	Leung Tin Lung David
	Title:	President and Chief Executive Officer (principal executive officer, principal accounting officer and principal financial officer)

