Form 10-Q
period 2025-06-30
New Momentum Corp.
filed 2025-08-14
CIK 1132509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 12, 2025, there were 825,861,858 shares of common stock, $0.001 par value, outstanding.

NEW MOMENTUM CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2025

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

NEW MOMENTUM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2025 AND DECEMBER 31, 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of June 30,	As of December 31,
	2025	2024
		(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$7,833	$7,812
Deposits, prepayments and other receivables	21,148	3,889

Total current assets	28,981	11,701

TOTAL ASSETS	$28,981	$11,701

LIABILTIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$11,138	$5,465
Accrued liabilities and other payables	172,695	161,459
Amount due to a director	561,639	536,851
Amount due to a shareholder	33,830	29,905

Total current liabilities	779,302	733,680

TOTAL LIABILITIES	779,302	733,680

Commitments and contingencies	-	-

SHAREHOLDERS’ DEFICIT
Preferred stock, Class A, $0.001 par value; 175,000,000 shares authorized; 1 share issued and outstanding as at June 30, 2025 and December 31, 2024, respectively	-	-
Common Stock, $0.001 par value; 1,000,000,000 shares authorized; 825,861,858 shares issued and outstanding as at June 30, 2025 and December 31, 2024, respectively	825,862	825,862
Additional paid in capital	4,034,709	4,034,709
Accumulated other comprehensive income (loss)	1,033	(4,276)
Accumulated deficit	(5,611,925)	(5,578,274)

Shareholders’ deficit	(750,321)	(721,979)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$28,981	$11,701

See accompanying notes to unaudited condensed consolidated financial statements.

NEW MOMENTUM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”))

	Three Months ended June 30,		Six Months ended June 30,
	2025	2024	2025	2024

Revenue, net	$-	$-	$-	$6

Cost of revenue	-	-	-	-

Gross profit	-	-	-	6

Operating expenses:
General and administrative expenses	(13,768)	(25,842)	(27,715)	(53,253)
Legal and professional fee	(7,272)	(6,593)	(9,145)	(7,926)
Total operating expenses	(21,040)	(32,435)	(36,860)	(61,179)

Other income (expense):
Interest expense	-	-	-	(1,084)
Sundry income	-	422	-	422
Interest income	1	18	1	25
Government subsidies	3,208	12,052	3,208	15,632
Waiver of interest on convertible note	-	-	-	8,612
Total other income (expense)	3,209	12,492	3,209	23,607

LOSS BEFORE INCOME TAXES	(17,831)	(19,943)	(33,651)	(37,566)

Income tax expense	-	-	-	-

NET LOSS	(17,831)	(19,943)	(33,651)	(37,566)

Other comprehensive income:
Foreign currency translation gain (loss)	4,455	(1,238)	5,309	(466)

COMPREHENSIVE LOSS	$(13,376)	$(21,181)	$(28,342)	$(38,032)

Weighted average shares outstanding – Basic and diluted	825,861,858	825,861,858	825,861,858	777,810,679

Net loss per share – Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See accompanying notes to unaudited condensed consolidated financial statements.

NEW MOMENTUM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”))

	Six months ended June 30,
	2025	2024

Cash flows from operating activities:
Net loss	$(33,651)	$(37,566)
Adjustments to reconcile net loss to net cash used in operating activities:
Waiver of interest on convertible note	-	(8,612)
Depreciation of right-of-use assets	-	13,372
Non-cash lease expense	-	544
Non-cash financing cost	-	1,084

Change in operating assets and liabilities:
Accounts receivable	-	(8)
Deposits, prepayments and other receivables	(17,259)	(5,639)
Accounts payable	5,673	4,014
Accrued liabilities and other payables	11,236	2,771
Net cash used in operating activities	(34,001)	(30,039)

Cash flows from financing activities:
Advance from a director	24,788	41,938
Advance from a shareholder	3,925	2,703
Payment of lease liabilities	-	(14,079)

Net cash provided by financing activities	28,713	30,562

Effect on exchange rate change on cash and cash equivalents	5,309	(466)

Net change in cash and cash equivalents	21	56

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,812	16,776

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,833	$16,832

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid for tax	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

NEW MOMENTUM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Preferred Stock Class A		Common Stock		Additional	Accumulated other		Total
	No. of shares	Amount	No. of shares	Amount	paid in capital	comprehensive losses	Accumulated deficit	shareholders’ deficit

Balance as at January 1, 2024	1	$-	520,428,292	$520,428	$4,257,803	$(346)	$(5,435,394)	$(657,509)

Shares issued on convertible notes	-	-	305,433,566	305,434	(223,094)	-	-	82,340
Foreign currency translation adjustment	-	-	-	-	-	772	-	772
Net loss for the period	-	-	-	-	-	-	(17,623)	(17,623)

Balance as at March 31, 2024	1	$-	825,861,858	$825,862	$4,034,709	$426	$(5,453,017)	$(592,020)

Foreign currency translation adjustment	-	-	-	-	-	(1,238)	-	(1,238)
Net loss for the period	-	-	-	-	-	-	(19,943)	(19,943)

Balance as at June 30, 2024	1	$-	825,861,858	$825,862	$4,034,709	$(812)	$(5,472,960)	$(613,201)

Balance as at January 1, 2025	1	$-	825,861,858	$825,862	$4,034,709	$(4,276)	$(5,578,274)	$(721,979)

Foreign currency translation adjustment	-	-	-	-	-	854	-	854
Net loss for the period	-	-	-	-	-	-	(15,820)	(15,820)

Balance as at March 31, 2025	1	$-	825,861,858	$825,862	$4,034,709	$(3,422)	$(5,594,094)	$(736,945)

Foreign currency translation adjustment	-	-	-	-	-	4,455	-	4,455
Net loss for the period	-	-	-	-	-	-	(17,831)	(17,831)

Balance as at June 30, 2025	1	$-	825,861,858	$825,862	$4,034,709	$1,033	$(5,611,925)	$(750,321)

See accompanying notes to unaudited condensed consolidated financial statements.

NEW MOMENTUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

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

The Company has generated continuous loss from its inception and has suffered from net current liabilities of $750,321 as of June 30, 2025. The continuation of the Company as a going concern through the next twelve months is dependent upon the continued financial support from its shareholders. The Company is currently pursuing additional financing for its operations and future expansion. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

These accompanying unaudited condensed consolidated financial statements have been prepared in U.S. Dollars in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the period ended June 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Form 10-K, as filed with the SEC on May 15, 2025.

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the six months ended June 30, 2025 and 2024.

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

Translation of amounts from HKD and SGD into US$ have been made at the following exchange rates for the six months ended June 30, 2025 and 2024:

	June 30, 2025	June 30, 2024
Period-end HKD:US$ exchange rate	0.1274	0.1281
Average HKD:US$ exchange rate	0.1283	0.1279
Period-end SGD:US$ exchange rate	0.7855	0.7377
Average SGD:US$ exchange rate	0.7553	0.7424

•	Net loss per share

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

4. AMOUNTS DUE TO A DIRECTOR AND SHAREHOLDER

As of June 30, 2025 and December 31, 2024, the Company owed to its director an amount of $561,639 and $536,851, respectively. As of June 30, 2025 and December 31, 2024, the Company owed to a shareholder the amount of $33,830 and $29,905, respectively. The amounts are unsecured, non-interest bearing and repayable on demand.

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

Issued and outstanding shares

As of June 30, 2025 and December 31, 2024, 1 share of Class A preferred stock was issued and outstanding.

(b) Common Stock

Authorized shares

The Company was authorized to issue 1,000,000,000 shares of common stock at par value of $0.001.

Issued and outstanding shares

As of June 30, 2025 and December 31, 2024, 825,861,858 shares of common stock were issued and outstanding respectively.

Stock Incentive Option Plan

On October 14, 2020, the Company approved a Share Incentive Option Plan whereby an aggregate of twenty million (20,000,000) shares of common stock were initially reserved for issuance upon exercise of stock options under the Plan. As of June 30, 2025, 19,650,000 stock of common shares have been issued under the Plan.

As of June 30, 2025 and December 31, 2024, 350,000 shares are reserved to be issued under the Plan respectively.

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

As of June 30, 2025, the operations in the United States of America incurred $5,078,957 of cumulative net operating losses which can be carried forward indefinitely to offset future taxable income. The Company has provided for a full valuation allowance against the deferred tax assets of $1,066,581 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

	Six months ended June 30,
	2025	2024
Loss before income taxes	$(22,605)	$(195)
Statutory income tax rate	21%	21%
Income tax expense at statutory rate	(4,747)	(41)
Tax loss – valuation allowance	4,747	41
Income tax expense	$-	$-

BVI

NHCL is considered to be an exempted British Virgin Islands Company and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States.

Singapore

NMA is registered in Republic of Singapore and is subject to the Singapore corporate income tax at a standard income tax rate of 17% on the assessable income arising in Singapore during its tax year. No assessable income was generated in Singapore during the six months ended June 30, 2025 and there was no provision for income tax.

As of June 30, 2025, the operation in Singapore incurred $6,818 of cumulative net operating losses which can be carried forward to offset future taxable income with no expiry. The Company has provided for a full valuation allowance against the deferred tax assets of $1,159 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future. The reconciliation of income tax rate to the effective income tax rate for the six months ended June 30, 2025 and 2024 are as follows:

	Six months ended June 30,
	2025	2024
Loss before income taxes	$(1,046)	$(215)
Statutory income tax rate	17%	17%
Income tax expense at statutory rate	(178)	(37)
Tax loss – valuation allowance	178	37
Income tax expense	$-	$-

Hong Kong

Gl and BBL operating in Hong Kong are subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year. As of June 30, 2025, the operation in Hong Kong incurred $430,756 of cumulative net operating losses which can be carried forward to offset future taxable income with no expiry. The Company has provided for a full valuation allowance against the deferred tax assets of $71,075 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The reconciliation of income tax rate to the effective income tax rate for the six months ended June 30, 2025 and 2024 are as follows:

	Six months ended June 30,
	2025	2024

Loss before income taxes	$(10,000)	$(17,602)
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	(1,650)	(2,905)
Tax effect of non-taxable items	-	(592)
Tax effect of non-deductible items	96	296
Tax loss – valuation allowance	1,554	3,201
Income tax expense	$-	$-

The following table sets forth the significant components of the deferred tax assets of the Company as of June 30, 2025 and December 31, 2024:

	As of
	June 30, 2025	December 31, 2024
Deferred tax assets:
Tax losses carryforwards
- United States	$1,066,581	$1,061,834
- Hong Kong	71,075	69,521
- Singapore	1,159	981
	1,138,815	1,132,336
Less: valuation allowance	(1,138,815)	(1,132,336)
Deferred tax assets, net	$-	$-

7. NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the year. The following table sets forth the computation of basic and diluted net loss per share for the six months ended June 30, 2025 and 2024:

Schedule of computation of net loss per share
	Six months ended June 30,
	2025	2024
Net loss attributable to common shareholders	$(33,651)	$(37,566)

Weighted average common shares outstanding – Basic and diluted	825,861,858	777,810,679

Net loss per share – Basic and diluted#	$(0.00)	$(0.00)

# less than $0.001

For the six months ended June 30, 2025 and 2024, diluted weighted-average common shares outstanding is equal to basic weighted-average common shares, due to the Company’s net loss position. No common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive.

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

For the three months ended June 30, 2025 and 2024, the Company paid the allowance of $1,347 and $2,686 respectively, to certain shareholders for their service. For the six months ended June 30, 2025 and 2024, the Company paid the allowance of $2,695 and $5,371 respectively, to certain shareholders for their service.

For the three months ended June 30, 2025 and 2024, the Company paid the allowance of 1,347 and $1,343 respectively, to the director for his service. For the six months ended June 30, 2025 and 2024, the Company paid the allowance of $2,695 and $2,686 respectively, to the director for his service.

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

10. CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the three months ended June 30, 2025, there is no single customer who contributed in excess of 10% of the Company’s revenues. For the three months ended June 30, 2024, there is no single customer who contributed in excess of 10% of the Company’s revenues.

For the six months ended June 30, 2025, there is no single customer who contributed in excess of 10% of the Company’s revenues. For the six months ended June 30, 2024, there is no single customer who contributed in excess of 10% of the Company’s revenues.

(b) Major vendors

For the three months ended June 30, 2025 and 2024, there are no vendors who account for 10% of the Company’s cost of revenue.

For the six months ended June 30, 2025 and 2024, there are no vendors who account for 10% of the Company’s cost of revenue.

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

11. COMMITMENTS AND CONTINGENCIES

As of June 30, 2025 and December 31, 2024, the Company has no material commitments or contingencies.

12. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2025, up through the date the Company issued the audited consolidated financial statements.

The Company determined that there are no further events to disclose.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of New Momentum Corporation, a Nevada corporation (the “Company”), and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the December 31, 2024 audited financial statements and related notes included in the Company’s Form 10-K (File No. 000-52273; the “Form 10-K”), as filed with the Securities and Exchange Commission on April 15, 2025. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements.

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

PLAN OF OPERATION

We generated no revenue from our business for the six months ended June 30, 2025 and 2024, respectively. We operate an online ticketing platform named Gagfare.com, which provides a ticketing system for individuals and agencies to search, book and issue flight tickets and other services.

The Company is operating a travel services business, which includes an online ticketing platform Gagfare, which provides to travelers a “Book Now, Pay Later” business model, for travelers to secure the best fares and reserve flights well ahead of time.

RESULTS OF OPERATIONS

Comparison of the Three Months ended June 30, 2025 and 2024

The following table sets forth certain operational data for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024
Revenues	$-	$-
Cost of revenue	-	-
Gross profit	-	-
Total operating expenses	(21,040)	(32,435)
Other income, net	3,209	12,492
Loss before income taxes	(17,831)	(19,943)
Income tax expense	-	-
Net loss	(17,831)	(19,943)

Revenue. We generated revenues of $0 and $0 for the three months ended June 30, 2025 and 2024 respectively, as the Company has ceased ticket sales from September 2023.

Other Income. We incurred other income of $3,209 and $12,492 for the three months ended June 30, 2025 and 2024, respectively. The decrease in other income is primarily attributable to no interest being recognized on convertible note arising from the conversion of the convertible notes that recognized during the three months ended June 30, 2024.

Total Operating Expenses (“TOE”). We incurred TOE expenses of $21,040 and $32,435 for the three months ended June 30, 2025 and 2024, respectively. The decrease in G&A is primarily attributable to no accounting fee, depreciation of right of use assets, property management fee, rent and rates were recorded in the three months ended June 30, 2025.

Income Tax Expense. Our income tax expenses for the three months ended June 30, 2025 and 2024 were $0 and $0.

Net Loss. As a result of the above, during the three months ended June 30, 2025, we incurred a net loss of $17,831, as compared to $19,943 for the three months ended June 30, 2024.

Comparison of the Six Months ended June 30, 2025 and 2024

The following table sets forth certain operational data for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
Revenues	$-	$6
Cost of revenue	-	-
Gross profit	-	6
Total operating expenses	(36,860)	(61,179)
Other income, net	3,209	23,607
Loss before income taxes	(33,651)	(37,566)
Income tax expense	-	-
Net loss	(33,651)	(37,566)

Revenue. We generated revenues of $0 and $0 for the six months ended June 30, 2025 and 2024 respectively, as the Company has ceased ticket sales from September 2023. The nominal income earned  in the six months ended June 30, 2024 represented booking fees.

Other Income. We incurred other income of $3,209 and $23,607 for the six months ended June 30, 2025 and 2024, respectively. The decrease in other income is primarily attributable to no interest being recognized on convertible note arising from the conversion of the convertible notes that recognized and decrease in government subsidies during the six months ended June 30, 2024.

Total Operating Expenses (“TOE”). We incurred TOE expenses of $36,860 and $61,179 for the six months ended June 30, 2025 and 2024, respectively. The decrease in G&A is primarily attributable to no accounting fee, depreciation of right of use assets, property management fee, rent and rates were recorded in the six months ended June 30, 2025.

Income Tax Expense. Our income tax expenses for the six months ended June 30, 2025 and 2024 were $0 and $0.

Net Loss. As a result of the above, during the six months ended June 30, 2025, we incurred a net loss of $33,651, as compared to $37,566 for the six months ended June 30, 2024.

Liquidity and Capital Resources

As of June 30, 2025, we had cash and cash equivalents of $7,833, deposits, prepayments, other receivables of $21,148, accounts payable of $11,138, accrued liabilities and other payables of $172,695, amount due to director of $561,639 and amount due to shareholder $33,830.

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(34,001)	$(30,039)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	28,713	30,562

Net Cash Used In Operating Activities.

For the six months ended June 30, 2025, net cash used in operating activities was $34,001, which consisted primarily of net loss of $33,651, a increase in deposits, prepayments and other receivables of $17,259, an increase in accrued liabilities and other payables of $11,236 and increase in accounts payable of $5,673.

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

Net Cash Provided By Investing Activities.

For the six months ended June 30, 2025 and 2024, there are no net cash provided by investing activities.

Net Cash Provided By Financing Activities.

For the six months ended June 30, 2025, net cash provided by financing activities was $28,713 consisting primarily of $24,788 advance from director and $3,925 advance from a shareholder.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2025.

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

Our management, including the President, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2025. Based on this evaluation, our management concluded that as of June 30, 2025 these disclosure controls and procedures were not effective at the reasonable assurance level. As discussed below, our internal control over financial reporting is an integral part of our disclosure controls and procedures.  Management has appointed external consultants to minimize the risk and ascertain compliance with requirements to mitigate the risks.

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

NEW MOMENTUM CORPORATION

Date: August 14, 2025	By:	/s/ Leung Tin Lung David
	Name:	Leung Tin Lung David
	Title:	President and Chief Executive Officer (principal executive officer, principal accounting officer and principal financial officer)

