Form 10-Q
period 2025-09-30
New Momentum Corp.
filed 2025-11-13
CIK 1132509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 13, 2025, there were 825,861,858 shares of common stock, $0.001 par value, outstanding.

NEW MOMENTUM CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2025

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

NEW MOMENTUM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2025 AND DECEMBER 31, 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of September 30,	As of December 31,
	2025	2024
		(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$4,280	$7,812
Deposits, prepayments and other receivables	6,542	3,889

Total current assets	10,812	11,701

TOTAL ASSETS	$10,812	$11,701

LIABILTIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,598	$5,465
Accrued liabilities and other payables	172,977	161,459
Amount due to a director	529,679	536,851
Amount due to a shareholder	33,892	29,905

Total current liabilities	738,146	733,680

TOTAL LIABILITIES	738,146	733,680

Commitments and contingencies	-	-

SHAREHOLDERS’ DEFICIT
Preferred stock, Class A, $0.001 par value; 175,000,000 shares authorized; 1 share issued and outstanding as at September 30, 2025 and December 31, 2024, respectively	727,334	-
Common Stock, $0.001 par value; 1,000,000,000 shares authorized; 825,861,858 shares issued and outstanding as at September 30, 2025 and December 31, 2024, respectively	825,862	825,862
Additional paid in capital	4,034,709	4,034,709
Accumulated other comprehensive income (loss)	(5,052)	(4,276)
Accumulated deficit	(5,582,853)	(5,578,274)

Shareholders’ deficit	(727,334)	(721,979)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$10,812	$11,701

See accompanying notes to unaudited condensed consolidated financial statements.

NEW MOMENTUM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three Months ended September 30,		Nine Months ended September 30,
	2025	2024	2025	2024

Revenue, net	$-	$-	$-	$6

Cost of revenue	-	-	-	-

Gross profit	-	-	-	6

Operating expenses:
General and administrative expenses	(17,253)	(23,251)	(44,968)	(76,504)
Legal and professional fee	(3,429)	(9,084)	(12,574)	(17,010)
Total operating expenses	(20,682)	(32,335)	(57,542)	(93,514)

Other income (expense):
Interest expense	-	-	-	(1,084)
Sundry income	-	-	-	422
Gain on disposal of subsidiaries	47,832	-	47,832	-
Interest income	3	8	4	33
Government subsidies	1,919	1,867	5,127	17,499
Waiver of interest on convertible note	-	-	-	8,612
Total other income	49,754	1,875	52,963	25,482

PROFIT (LOSS) BEFORE INCOME TAXES	29,072	(30,460)	(4,579)	(68,026)

Income tax expense	-	-	-	-

NET PROFIT (LOSS)	29,072	(30,460)	(4,579)	(68,026)

Other comprehensive income (loss):
Release of foreign currency translation upon disposal of subsidiaries	(1,430)	-	(1,430)	-
Foreign currency translation gain (loss)	(4,655)	(2,804)	654	(3,270)

COMPREHENSIVE INCOME (LOSS)	$22,987	$(33,264)	$(5,355)	$(71,296)

Weighted average shares outstanding – Basic and diluted	825,861,858	825,861,858	825,861,858	793,944,651

Net loss per share – Basic and diluted #	$(0.00)	$(0.00)	$(0.00)	$(0.00)

# Less than $0.001

See accompanying notes to unaudited condensed consolidated financial statements.

NEW MOMENTUM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”))

	Nine months ended September 30,
	2025	2024

Cash flows from operating activities:
Net loss	$(4,579)	$(68,026)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on disposal of subsidiaries	(47,832)	-
Waiver of interest on convertible note	-	(8,612)
Depreciation of right-of-use assets	-	20,074
Non-cash lease expense	-	690
Non-cash financing cost	-	1,084

Change in operating assets and liabilities:
Accounts receivable	-	(12)
Deposits, prepayments and other receivables	(2,653)	(4,246)
Accounts payable	(3,867)	3,235
Accrued liabilities and other payables	11,856	(8,774)
Net cash used in operating activities	(47,075)	(64,587)

Cash flows from investing activities:
Cash outflow upon disposal of subsidiaries	(5,201)	-

Net cash used in investing activities	(5,201)	-

Cash flows from financing activities:
Advance from a director	42,542	77,888
Advance from a shareholder	5,538	4,181
Payment of lease liabilities	-	(21,136)

Net cash provided by financing activities	48,080	60,933

Effect on exchange rate change on cash and cash equivalents	654	(3,269)

Net change in cash and cash equivalents	(3,542)	(6,923)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,812	16,776

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,270	$9,853

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid for tax	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

NEW MOMENTUM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Preferred Stock Class A		Common Stock		Additional	Accumulated other		Total
	No. of shares	Amount	No. of shares	Amount	paid in capital	comprehensive losses	Accumulated deficit	shareholders’ deficit

Balance as at January 1, 2024	1	$-	520,428,292	$520,428	$4,257,803	$(346)	$(5,435,394)	$(657,509)

Shares issued on convertible notes	-	-	305,433,566	305,434	(223,094)	-	-	82,340
Foreign currency translation adjustment	-	-	-	-	-	772	-	772
Net loss for the period	-	-	-	-	-	-	(17,623)	(17,623)

Balance as at March 31, 2024	1	$-	825,861,858	$825,862	$4,034,709	$426	$(5,453,017)	$(592,020)

Foreign currency translation adjustment	-	-	-	-	-	(1,238)	-	(1,238)
Net loss for the period	-	-	-	-	-	-	(19,943)	(19,943)

Balance as at June 30, 2024	1	$-	825,861,858	$825,862	$4,034,709	$(812)	$(5,472,960)	$(613,201)

Foreign currency translation adjustment	-	-	-	-	-	(2,804)	-	(2,804)
Net loss for the period	-	-	-	-	-	-	(30,460)	(30,460)

Balance as at September 30, 2024	1	$-	825,861,858	$825,862	$4,034,709	$(3,616)	$(5,503,420)	$(646,465)

Balance as at January 1, 2025	1	$-	825,861,858	$825,862	$4,034,709	$(4,276)	$(5,578,274)	$(721,979)

Foreign currency translation adjustment	-	-	-	-	-	854	-	854
Net loss for the period	-	-	-	-	-	-	(15,820)	(15,820)

Balance as at March 31, 2025	1	$-	825,861,858	$825,862	$4,034,709	$(3,422)	$(5,594,094)	$(736,945)

Foreign currency translation adjustment	-	-	-	-	-	4,455	-	4,455
Net loss for the period	-	-	-	-	-	-	(17,831)	(17,831)

Balance as at June 30, 2025	1	$-	825,861,858	$825,862	$4,034,709	$1,033	$(5,611,925)	$(750,321)

Foreign currency translation adjustment	-	-	-	-	-	(4,655)	-	(4,655)
Release of foreign currency translation upon disposal of subsidiaries						(1,430)	-	(1,430)
Net loss for the period	-	-	-	-	-	-	(29,072)	(29,072)

Balance as at September 30, 2025	1	$-	825,861,858	$825,862	$4,034,709	$(5,052)	$(5,582,853)	$(727,334)

See accompanying notes to unaudited condensed consolidated financial statements.

NEW MOMENTUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

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

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities	Particulars of registered/ paid up share capital	Effective interest held
NEMO Holding Company Limited (“NHCL”)	British Virgin Islands	Investment holding	10,000 ordinary shares at par value of US$1	100%

Gagfare Limited (“GL”)	Hong Kong	Travel agency	500,000 ordinary shares for HK$500,000	100%

Beyond Blue Limited (“BBL”)*	Hong Kong	Event organizer	1 ordinary share for HK$1	100%

New Momentum Asia Pte. Ltd. (“NMA”)*	Singapore	Investment holding	1 ordinary share of SGD1	100%

*Disposed during the nine months ended September 30, 2025

The Company and its subsidiaries are hereinafter referred to as (the “Company”).

2. GOING CONCERN UNCERTAINTIES

The accompanying unaudited condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has generated continuous loss during the reporting period from its inception and suffered from net current liabilities of $727,334 as of September 30, 2025. The continuation of the Company as a going concern through the next twelve months is dependent upon the continued financial support from its shareholders. The Company is currently pursuing additional financing for its operations and future expansion. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

These accompanying unaudited condensed consolidated financial statements have been prepared in U.S. Dollars in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the period ended September 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Form 10-K, as filed with the SEC on May 15, 2025.

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the nine months ended September 30, 2025 and 2024.

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

Translation of amounts from HKD and SGD into US$ have been made at the following exchange rates for the nine months ended September 30, 2025 and 2024:

	September 30, 2025	September 30, 2024
Period-end HKD:US$ exchange rate	0.12851	0.12867
Average HKD:US$ exchange rate	0.12817	0.12799
Period-end SGD:US$ exchange rate	0.77525	0.78100
Average SGD:US$ exchange rate	0.76295	0.74727

•	Net loss per share

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

4. AMOUNTS DUE TO A DIRECTOR AND SHAREHOLDER

As of September 30, 2025 and December 31, 2024, the Company owed to its director an amount of $529,679 and $536,851, respectively.

As of September 30, 2025 and December 31, 2024, the Company owed to a shareholder the amount of $33,892 and $29,905, respectively.

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

Issued and outstanding shares

As of September 30, 2025 and December 31, 2024, 1 share of Class A preferred stock was issued and outstanding.

(b) Common Stock

Authorized shares

The Company was authorized to issue 1,000,000,000 shares of common stock at par value of $0.001.

Issued and outstanding shares

As of September 30, 2025 and December 31, 2024, 825,861,858 shares of common stock were issued and outstanding respectively.

Stock Incentive Option Plan

On October 14, 2020, the Company approved a Share Incentive Option Plan whereby an aggregate of twenty million (20,000,000) shares of common stock were initially reserved for issuance upon exercise of stock options under the Plan. As of September 30, 2025, 19,650,000 shares of common shares have been issued under the Plan.

As of September 30, 2025 and December 31, 2024, 350,000 shares are reserved to be issued under the Plan respectively.

The Plan shall remain in effect for a period of ten (10) years from the effective date of October 14, 2020 for the granting of options and until all options granted under the Plan have been exercised or expired, or vested or forfeited.

6. INCOME TAX

The Company mainly operates in Hong Kong and is subject to taxes in the governing jurisdictions in which it operates. The effective tax rate in the period presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates, as follows:

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

As of September 30, 2025, the operations in the United States of America incurred $5,089,309 of cumulative net operating losses which can be carried forward indefinitely to offset future taxable income. The Company has provided for a full valuation allowance against the deferred tax assets of $1,068,755 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

	Nine months ended September 30,
	2025	2024
Loss before income taxes	$(32,957)	$(22,994)
Statutory income tax rate	21%	21%
Income tax expense at statutory rate	(6,921)	(4,829)
Net operating loss	6,921	4,829
Income tax expense	$-	$-

BVI

NHCL is considered to be an exempted British Virgin Islands Company and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States.

Singapore

NMA is registered in Republic of Singapore and is subject to the Singapore corporate income tax at a standard income tax rate of 17% on the assessable income arising in Singapore during its tax year. No assessable income was generated in Singapore during the nine months ended September 30, 2025 and there was no provision for income tax. NMA was disposed during the nine months ended September 30, 2025.

Hong Kong

Gl and BBL operating in Hong Kong are subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year. As of September 30, 2025, the operation in Hong Kong incurred $438,713 of cumulative net operating losses which can be carried forward to offset future taxable income with no expiry. The Company has provided for a full valuation allowance against the deferred tax assets of $72,388 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future. BBL was disposed during the nine months ended September 30, 2025.

The reconciliation of income tax rate to the effective income tax rate for the nine months ended September 30, 2025 and 2024 are as follows:

	Nine months ended September 30,
	2025	2024

Loss before income taxes	$(22,805)	$(44,702)
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	(3,763)	(7,376)
Tax effect of non-taxable items	-	(2,889)
Tax effect of non-deductible items	896	1,087
Net operating loss	2,867	9,178
Income tax expense	$-	$-

The following table sets forth the significant components of the deferred tax assets of the Company as of September 30, 2025 and December 31, 2024:

	As of
	September 30, 2025	December 31, 2024
Deferred tax assets:
Tax losses carryforwards from
- United States	$1,068,755	$1,061,834
- Hong Kong	72,388	69,521
- Singapore	-	981
	1,141,142	1,132,336
Less: valuation allowance	(1,141,142)	(1,132,336)
Deferred tax assets, net	$-	$-

7. NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the year. The following table sets forth the computation of basic and diluted net loss per share for the nine months ended September 30, 2025 and 2024:

Schedule of computation of net loss per share
	Nine months ended September 30,
	2025	2024
Net loss attributable to common shareholders	$(4,579)	$(68,026)

Weighted average common shares outstanding – Basic and diluted	825,861,858	793,944,651

Net loss per share – Basic and diluted#	$(0.00)	$(0.00)

# less than $0.001

For the nine months ended September 30, 2025 and 2024, diluted weighted-average common shares outstanding is equal to basic weighted-average common shares, due to the Company’s net loss position. No common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive.

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

For the three months ended September 30, 2025 and 2024, the Company paid the allowance of $1,346 and $2,693 respectively, to certain shareholders for their service. For the nine months ended September 30, 2025 and 2024, the Company paid the allowance of $4,037 and $8,064 respectively, to certain shareholders for their service.

For the three months ended September 30, 2025 and 2024, the Company paid the allowance of  $1,346 and $1,346 respectively, to the director for his service. For the nine months ended September 30, 2025 and 2024, the Company paid the allowance of $4,037 and $4,032 respectively, to the director for his service.

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

10. CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risks:

(a) Economic and political risk

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

(b) Exchange rate risk

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

11. COMMITMENTS AND CONTINGENCIES

As of September 30, 2025 and December 31, 2024, the Company has no material commitments or contingencies.

12. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2025, up through the date the Company issued the audited consolidated financial statements.

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

PLAN OF OPERATION

We generated no revenue from our business for the nine months ended September 30, 2025 and 2024, respectively. We operate an online ticketing platform named Gagfare.com, which provides a ticketing system for individuals and agencies to search, book and issue flight tickets and other services.

The Company is operating a travel services business, which includes an online ticketing platform Gagfare, which provides to travelers a “Book Now, Pay Later” business model, for travelers to secure the best fares and reserve flights well ahead of time.

RESULTS OF OPERATIONS

Comparison of the Three Months ended September 30, 2025 and 2024

The following table sets forth certain operational data for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024
Revenues	$-	$-
Cost of revenue	-	-
Gross profit	-	-
Total operating expenses	(20,682)	(32,335)
Other income, net	49,754	1,875
Income (loss) before income taxes	29,072	(30,460)
Income tax expense	-	-
Net income (loss)	29,072	(30,460)

Revenue. We generated revenues of $0 and $0 for the three months ended September 30, 2025 and 2024 respectively, as the Company has ceased ticket sales from September 2023.

Other Income. We incurred other income of $49,754 and $1,875 for the three months ended September 30, 2025 and 2024, respectively. Other income mainly included government subsidies and bank interest income for the three months ended September 30, 2025 and 2024, respectively. Gain on disposal of subsidiaries of $47,832 was incurred during the three months ended September 30, 2025.

Total Operating Expenses (“TOE”). We incurred TOE expenses of $20,682 and $32,335 for the three months ended September 30, 2025 and 2024, respectively. The decrease in G&A is primarily attributable to no accounting fee, depreciation of right of use assets, property management fees were recorded in the three months ended September 30, 2025.

Income Tax Expense. Our income tax expenses for the three months ended September 30, 2025 and 2024 were $0 and $0.

Net Income (loss). As a result of the above, during the three months ended September 30, 2025, we incurred a net income (loss) of $29,072, as compared to $(30,460) for the three months ended September 30, 2024.

Comparison of the Nine Months ended September 30, 2025 and 2024

The following table sets forth certain operational data for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
Revenues	$-	$6
Cost of revenue	-	-
Gross profit	-	6
Total operating expenses	(57,542)	(93,514)
Other income, net	52,963	25,482
Loss before income taxes	(4,579)	(68,026)
Income tax expense	-	-
Net loss	(4,579)	(68,026)

Revenue. We generated revenues of $0 and $0 for the nine months ended September 30, 2025 and 2024 respectively, as the Company has ceased ticket sales from September 2023. The nominal income earned  in the nine months ended September 30, 2024 represented booking fees.

Other Income. We incurred other income of $52,963 and $25,482 for the nine months ended September 30, 2025 and 2024, respectively. The decrease in other income is primarily attributable to no interest being recognized on convertible note arising from the conversion of the convertible notes that recognized and decrease in government subsidies during the nine months ended September 30, 2025. Gain on disposal of subsidiaries of $47,832 was incurred during the nine months ended September 30, 2025.

Total Operating Expenses (“TOE”). We incurred TOE expenses of $57,542 and $93,514 for the nine months ended September 30, 2025 and 2024, respectively. The decrease in G&A is primarily attributable to no accounting fee, depreciation of right of use assets, property management fee, rent and rates were recorded in the nine months ended September 30, 2025.

Income Tax Expense. Our income tax expenses for the nine months ended September 30, 2025 and 2024 were $0 and $0.

Net Loss. As a result of the above, during the nine months ended September 30, 2025, we incurred a net loss of $4,579, as compared to $68,026 for the nine months ended September 30, 2024.

Liquidity and Capital Resources

As of September 30, 2025, we had cash and cash equivalents of $4,270, deposits, prepayments, other receivables of $6,542, accounts payable of $1,598, accrued liabilities and other payables of $172,977, amount due to director of $529,679 and amount due to shareholder $33,892.

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(47,075)	$(64,587)
Net cash used in investing activities	(5,201)	-
Net cash provided by financing activities	48,080	60,933

Net Cash Used In Operating Activities.

For the nine months ended September 30, 2025, net cash used in operating activities was $47,075, which consisted primarily of net loss of $4,579, gain on disposal of subsidiaries of $47,832, an increase in deposits, prepayments and other receivables of $2,653, an increase in accrued liabilities and other payables of $11,856 and decrease in accounts payable of $3,867.

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

Net Cash Provided By Investing Activities.

For the nine months ended September 30, 2025, there are $5,201 used in investing activities due to cash outflow upon disposal of subsidiaries.

For the nine months ended September 30, 2024, there are no net cash provided by investing activities.

Net Cash Provided By Financing Activities.

For the nine months ended September 30, 2025, net cash provided by financing activities was $48,080 consisting primarily of $ advance from director and $5,538 advance from a shareholder.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2025.

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

Our management, including the President, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2025. Based on this evaluation, our management concluded that as of September 30, 2025 these disclosure controls and procedures were not effective at the reasonable assurance level. As discussed below, our internal control over financial reporting is an integral part of our disclosure controls and procedures.  Management has appointed external consultants to minimize the risk and ascertain compliance with requirements to mitigate the risks.

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

NEW MOMENTUM CORPORATION

Date: November 13, 2025	By:	/s/ Leung Tin Lung David
	Name:	Leung Tin Lung David
	Title:	President and Chief Executive Officer (principal executive officer, principal accounting officer and principal financial officer)

